Form 10-K
period 2015-12-31
Match Group, Inc.
filed 2016-03-28
CIK 1575189

As filed with the Securities and Exchange Commission on March 28, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

Commission File No. 001-37636
Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4278917 (I.R.S. Employer Identification No.)
8300 Douglas Avenue, Dallas, Texas (Address of Registrant's principal executive offices)	75225 (Zip Code)
(214) 576-9352
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 29, 2016, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	38,364,777
Class B Common Stock	209,919,402
Class C Common Stock	—
Total	248,284,179
As of June 30, 2015, the registrant’s common stock was not publicly traded.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1. Business
Who we are
Match Group is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and FriendScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. Match Group operates in two segments: Dating and Non-dating.
Our target market includes all adults in North America, Western Europe and other select countries around the world who are not in a committed relationship and who have access to the internet. Consumer preferences within this population vary significantly, influenced in part by demographics, geography, religion and sensibility. As a result, the market for dating products is fragmented, and no single product has been able to effectively serve the dating category as a whole.
Given wide ranging consumer preferences, we approach the category with a brand portfolio strategy, through which we attempt to offer dating products that collectively appeal to the broadest spectrum of consumers. We believe that this approach maximizes our ability to capture additional users. We increasingly apply a centralized discipline to learnings, best practices and technologies across our brands in order to increase growth, reduce costs and maximize profitability. This approach allows us to quickly introduce new products and features, optimize marketing strategies, reduce operating costs and more effectively deploy talent across our organization.
Coinciding with the general trend toward mobile technology, we have experienced a meaningful shift in our user base from desktop devices to mobile devices, and now offer mobile experiences on substantially all of our dating products. This shift has enabled us to reach groups of users which had previously proven elusive, such as the millennial audience; for example, Tinder, a mobile-only product, has been able to tap into this audience rapidly over the last few years. Additionally, in previously desktop-oriented products like Match, the shift to mobile has led to increased usage of our products, as mobile users on average access our products at meaningfully higher rates than do those users who access our products on desktop.
In addition to our dating business, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services.
Market opportunity
We believe that connecting with people and fostering relationships are critical needs that influence everyone's happiness. As a result, the dating market presents a significant opportunity for Match Group. We consider our addressable market to be all adults in North America, Western Europe and other select countries around the world who are not in committed relationships and who have access to the internet.
In countries with developed economies such as the United States, our addressable market has been expanding due to the aging population, increasing internet use among older adults and growth in singles as a percent of the total population. In countries with emerging economies, such as India and China, growth in the addressable market is driven by similar factors, most notably pronounced growth in internet access.
Enabling dating in a digital world
Prior to the proliferation of computers and mobile devices, human connections traditionally were limited by social circles, geography and time. Today, the adoption of the internet and mobile technology has significantly expanded the ways in which people can build relationships, create new interactions and develop romantic connections.
We believe that dating products serve as a natural extension of the traditional means of meeting people and provide a number of benefits for their users, including:

•	Expanded options: Dating products provide users access to a large number of like-minded people they otherwise would not have a chance to meet.

•
Efficiency: The search and matching features, as well as the profile information available on dating products, allow users to filter a large number of options in a short period of time, increasing the likelihood that users will make a connection with someone.

•
More comfort and control: Compared to the traditional ways that people meet, dating products provide an environment that makes the process of reaching out to new people less uncomfortable. This leads to many people who would otherwise be passive participants in the dating process taking a more active role.

•	Convenience: The nature of the internet and the proliferation of mobile devices allow users to connect with new people at any time of the day, regardless of where they are.
Depending on a person's circumstances at any given time, dating products can act as a supplement to, or substitute for, the traditional means of meeting people. When selecting a dating product, we believe that users consider the following attributes:

•
Brand recognition: Brand is very important. Users generally associate strong dating brands with a higher likelihood of success and a higher level of security. Successful dating brands typically depend on large, active communities of users, strong algorithmic filtering technology and awareness of successful usage among similar users.

•	Successful experiences: Demonstrated success of other users attracts new users through word-of-mouth recommendations. Successful experiences also drive repeat usage.

•
Community identification: Users typically look for dating products that offer a community with which the user most strongly associates. By selecting a dating product that is focused on a particular demographic, religion, geography or intent (for example, casual dating or more serious relationships), users can increase the likelihood that they will make a connection with someone with whom they may identify.

•
Product features and user experience: Users tend to gravitate towards dating products that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, offline events or searching capabilities. User experience is also driven by the type of user interface (for example, swiping versus scrolling), a particular mix of free and paid features, ease of use and security. Users expect every interaction with a dating product to be seamless, intuitive and secure.

Our Dating portfolio
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose. For example, some users may look for a specific type of user interface, while others may look for a dating product that offers a community of people with similar demographic characteristics or that has a particular mix of free and paid features.
As a result, we approach the category with a portfolio strategy in order to reach a broad range of users. Our portfolio consists of over 45 brands, available in 38 languages, and offered in over 190 countries. The following is a list of our key brands:
Match. Match was launched in 1995 and helped create the online dating category. Among its distinguishing features is the ability to both search profiles, receive algorithmic matches and the ability to attend live events, promoted by Match, with other members. Because the ability to communicate between members is generally a component of paid membership, Match has a high percentage of paying users which generally indicates a higher level of intent than some of our other brands. Match relies heavily on word-of-mouth traffic, repeat usage and paid marketing, and has a relatively balanced age distribution across the single population.
Meetic. Meetic was founded in 2001 and enjoys market leadership by number of users in France, Spain, Italy and the Netherlands. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches, and the ability to attend live events, promoted by Meetic, with other members. Also, similar to Match, because the ability to communicate between members is generally a component of paid membership, Meetic's high percentage of paying users indicates a generally higher level of intent than some of our other brands. Meetic relies heavily on word-of-mouth traffic, repeat usage and paid marketing, and has a relatively balanced age distribution across the single population.
OkCupid. OkCupid was launched in 2004, and has attracted users through a mathematical and Q&A approach to the category. Additionally, it has published much of the data it collects in its popular blog, generating a bold and edgy reputation. OkCupid has grown meaningfully over the years without significant marketing spend. OkCupid has a loyal user base in many major United States cities, which tends, on average, to be younger than the user base of Match.
Tinder. Tinder was launched in 2012, and has since risen to scale and popularity faster than any other product in the dating category. Tinder's mobile-only offering and distinctive "right swipe" and location-based features have led to significant adoption among the millennial generation, previously underserved by the dating category.

PlentyOfFish. PlentyOfFish was launched in 2003 and acquired in October 2015. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches. Similar to OkCupid, PlentyOfFish has grown to popularity over the years with very limited marketing spend. PlentyOfFish has broad appeal in the central United States, Canada, the United Kingdom and a number of other international markets.
OurTime, BlackPeopleMeet and our other affinity brands. Our affinity brands serve the needs of individuals for whom commonalities around age, religion, ethnicity or circumstance are of fundamental importance when making a romantic connection. For example, OurTime is age-centric, and its user base is the largest community of singles over age 50 of any dating product, while BlackPeopleMeet is race-centric.
Twoo. Twoo was founded in 2011 and has been highly successful in creating dating products seeded through existing social networks. Its viral acquisition tactics and internationalized platform have enabled Twoo to rapidly expand in over 190 countries and 38 languages in a relatively short time. Twoo's user base is concentrated in Europe, Asia and South America.
FriendScout24. Founded in 2007, FriendScout24 is the market leader in dating products in Germany with a strong presence in Austria and Switzerland. It is characterized by its search-based product offering, in contrast to the "matching" products which are otherwise predominant in the German markets.
Product Features and Pricing. All our Dating products enable a user to establish a profile and review other people's profiles without charge. Each of them also offers additional features, some of which are free, and some of which require payment depending on the particular product. In general, access to premium features requires a paid membership, which is typically offered in packages from one-month to 12 months, depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of membership purchased, by the bundle of paid features that a user chooses to access, and by whether or not a customer is taking advantage of any special offers. In addition to paid memberships, many of our products now offer the user the ability to promote themselves for a given period of time, or to review certain profiles without any signaling to the other members, and these features are offered on a pay-per-use basis. The precise mix of paid and premium features is established over time on a brand-by-brand basis and is constantly subject to iteration and evolution.
Portfolio approach. The brands in our portfolio both compete and collaborate with each other. We attempt to empower individual business leaders with the authority and incentives to grow each of our brands. Our businesses compete with each other and with third-party businesses in our category on brand characteristics, product features, and business model. We also attempt to centrally facilitate excellence and efficiency across the entire portfolio by:

•	centralizing certain administrative areas, like legal, human resources and finance, across the entire portfolio to enable each brand to focus more on growth;

•
centralizing other areas across certain businesses where we have strength in personnel and sufficient commonality of business interest (for example, ad sales, online marketing and technology centralized across some, but not all, businesses);

•
developing talent across the portfolio to allow for expertise development and career advancement while giving us the ability to deploy the best talent in the most critical positions across the company at any given time; and

•	sharing data to leverage product and marketing successes across our businesses rapidly for competitive advantage.
Our Non-dating business
In addition to our Dating business, we also operate The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services. The Princeton Review includes Tutor.com (acquired in 2012) and The Princeton Review (acquired in 2014). Our Non-dating businesses rely on many of the same competencies as our Dating business, such as paid customer acquisition, a combination of free and paid features, deep understanding of the lifetime values of customers, and strong expertise in user interface development.
Revenue
Our Dating revenue is primarily derived directly from users in the form of recurring membership fees, which typically provide unlimited access to a bundle of features for a specific period of time, and the balance from à la carte features, where users pay a fee for a specific action or event. Each of our brands offers a combination of free and paid features targeted to its unique community. On a brand-by-brand basis, our monetization decisions seek to optimize user growth, revenue and the vibrancy and productivity of the relevant community of users. In addition to direct revenue from our users, we generate revenue from online advertising.

Non-dating revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services.
Sales and marketing
We attract the majority of our users through word-of-mouth and other free channels. In addition, many of our brands rely on paid customer acquisition for a significant percentage of their users. Our online marketing activities generally consist of purchasing banner and other display advertising, search engine marketing, email campaigns and business development or partnership deals. Our offline marketing activities generally consist of television advertising and related public relations efforts, as well as events.
Technology
Consistent with our general operating philosophy, each of our brands tends to develop its own technology systems to support its product, leveraging both open-source and vendor supported software technology. Each of our brands has dedicated engineering teams responsible for software development and creation of new features to support our products across the full range of devices, from desktop to mobile-web to native mobile applications. Our engineering teams use an agile development process, allowing us to deploy frequent iterative releases for product features. The Company spent $67.3 million, $49.7 million and $43.0 million in the fiscal years ended December 31, 2015, 2014 and 2013, respectively, on product development.
We are currently working to modernize the software and technology supporting certain of our North American brands and to consolidate their back-end services such as billing and payments, online marketing, chat and photos, as well as reusable API services that will be leveraged by an adaptive desktop and mobile web front end unique to each brand. This will, among other things, allow us to be more efficient in terms of ongoing development on our desktop platform while being able to deploy a greater percentage of our total development resources to our mobile products. We will continue to support brand-specific native mobile applications that will integrate to the common back-end and API services layer. Similar efforts are underway at Meetic and our other predominantly European brands. We expect these initiatives will allow us to increase speed to market, reduce execution time and drive cost efficiencies.
We host the majority of our brands in leased data centers located within the general geography served by the brand. Other brands utilize Amazon Web Services to support their infrastructure.
Competition
The dating industry is competitive and has no single, dominant brand. We compete primarily with other companies that provide similar dating and matchmaking products, including eHarmony, Spark Networks (Jdate, ChristianMingle), Zoosk, Parship, ElitePartner, e-Darling and Badoo.
In addition to other online dating brands, we compete indirectly with offline dating services, such as in-person matchmakers, and social media platforms. Arguably, our biggest competition comes from the traditional ways that people meet each other, and the choices some people make to not utilize dating products or services.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	our ability to increase consumer acceptance of dating products;

•	the continued strength of our brands;

•	the breadth and depth of our active communities of users relative to our competitors;

•	our ability to evolve our products in response to our competitors' offerings, user requirements, social trends and the technological landscape;

•	our ability to efficiently acquire new users for our products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our products.
A large portion of users in our category use multiple dating products over a given period of time, either concurrently or sequentially , making our broad portfolio of brands a competitive advantage.
.

Intellectual property
We regard our intellectual property rights, including trademarks, domain names and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Match, Meetic, OkCupid, OurTime, Tinder and The Princeton Review, and associated domain names, taglines and logos) to market our dating products and applications and build and maintain brand loyalty and recognition. We have an ongoing trademark and service mark registration program, pursuant to which we register our brand names and product names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and file registrations (to the extent available) and renew existing registrations for domain names that we believe are material to our business.
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and to a lesser extent, upon patented and patent-pending technologies, processes and features relating to our matching process systems or related features, products and services with expiration dates from 2025 to 2034. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be necessary or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules and regulations and contractual restrictions with employees, contractors, customers, suppliers, affiliates and others, to establish, protect and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to foreign and domestic laws and regulations that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to actions based on negligence, various torts and trademark and copyright infringement, among other actions. See "Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands' reputation, which in turn could adversely affect our business" and "—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties."
Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy, use of personal data and data breaches, primarily in the case of our operations in the European Union. As a result, we could be subject to various private and governmental claims and actions. See "Risk factors—Risks relating to our business—Unauthorized access of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights."
As the provider of dating products with a membership-based element, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing membership payment models. Finally, certain U.S. states and certain countries in Asia have laws that specifically govern dating services.
Financial information about segments and geographic areas
The segment and geographic information required herein is set forth in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8- Consolidated and Combined Financial Statements and Supplementary Data."
Employees
As of December 31, 2015, we had approximately 1,500 full-time employees and approximately 3,300 part-time employees worldwide. Substantially all of our part-time employees are employed by our Non-dating businesses and perform academic tutoring, test preparation and college counseling services. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

Additional Information
Corporate information. We were incorporated in the State of Delaware on February 12, 2009 as a wholly-owned subsidiary of IAC/InterActiveCorp ("IAC").
Company website and public filings. The Company maintains a website at www.matchgroupinc.com. Neither the information on the Company's website, nor the information on the website of any Match Group business, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the Securities and Exchange Commission ("SEC").
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of ethics. The Company's code of ethics applies to all employees (including Match Group's principal executive officers (its Chairman and Chief Executive Officer), principal financial officer (its Chief Financial Officer) and principal accounting officer (its Vice President and Principal Accounting Officer)) and directors and is posted on the Company's website at http://ir.mtch.com/phoenix.zhtml?c=254224&p=irol-govHighlights. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation†S-K, and any waivers of such provisions of the code of ethics for Match Group's executive officers, senior financial officers or directors, will also be disclosed on Match Group's website.

Relationship with IAC
Equity ownership and vote. Match Group has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per shares and which are convertible into common stock on a share for share basis. As of January 29, 2016, IAC owned 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock, approximately 84.5% of our outstanding shares of capital stock and approximately 98.2% of the combined voting power of our outstanding capital stock
Intercompany agreements. In connection with the initial public offering of our common stock in November 2015, we entered into certain agreements relating to our relationship with IAC after the offering. These agreements include, among others, the five agreements described below.
Master transaction agreement. The master transaction agreement sets forth the agreements between us and IAC regarding the principal transactions necessary to separate our business from IAC, as well as governs certain aspects of our relationship with IAC after the completion of the offering.
Investor rights agreement. Under the investor rights agreement, we are obligated to provide IAC with certain registration and other rights relating to the shares of our common stock it holds and anti-dilution rights.
Tax sharing agreement. The tax sharing agreement governs our and IAC's rights, responsibilities, and obligations with respect to tax liabilities and benefits, entitlements to refunds, the preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes.
Services agreement. The services agreement governs services IAC will provide through November 24, 2016 (one year from the date of the completion of the offering), with automatic renewal, subject to IAC’s continued ownership of a majority of the combined voting power of our voting stock and any subsequent extension or truncation agreed to by us and IAC.
Employee matters agreement. The employee matters agreement covers a wide range of compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of our board of directors, we will no longer participate in IAC’s employee benefit plans, but will establish our own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
For additional information regarding these agreements, see "Item 8- Consolidated and Combined Financial Statements-Note 17."
Item 1A. Risk Factors

Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group's future financial performance, Match Group's business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate and other similar matters. These forward-looking statements are based on Match Group management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group's management as of the date of this annual report. Match Group does not undertake to update these forward-looking statements.
Risks relating to our business
The limited operating history of our newer dating brands and products makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our dating brands and products to meet the preferences of specific communities of users. Building a given brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and products have experienced significant growth over relatively short periods of time, you cannot necessarily rely on the historical growth rates of these brands and products as an indication of future growth rates for our newer brands and products generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and products. The failure to successfully address these risks and difficulties could adversely affect our business, financial condition and results of operations.
The dating industry is competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.
The dating industry is competitive, with a consistent stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions or user demographics that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost-effectively than us to new or changing opportunities.
In addition, within the dating industry generally, costs for consumers to switch between products are low, and consumers have a propensity to try new approaches to connecting with people. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means. If we are not able to compete effectively against our current or future competitors and products that may emerge, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition and results of operations.
Each of our dating products monetizes users at different rates. If a meaningful migration of our user base from our higher monetizing dating products to our lower monetizing dating products were to occur, it could adversely affect our business, financial condition and results of operations.
We own, operate and manage a large and diverse portfolio of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience and revenue generation from that product's community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. If a significant portion of our user base were to migrate to our less profitable brands, our business, financial condition and results of operations could be adversely affected. See "Management's discussion and analysis of financial condition and results of operations—Trends affecting our Dating business."
Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition and results of operations.
Attracting and retaining users for our dating products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels is contracting. Similarly, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our dating products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition and results of operations.
Communicating with our users via email is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations.
As consumer habits evolve in the era of smart phones and messaging/social networking apps, usage of email, particularly among our younger users, has declined. In addition, deliverability restrictions imposed by third party email providers could limit or prevent our ability to send emails to our users. One of our primary means of communicating with our users and keeping them engaged with our products is via email. Our ability to communicate via email enables us to keep our users updated on activity with respect to their profile, present or suggest new or interesting users from the community, invite them to offline events and present discount and free trial offers, among other things. Any erosion in our ability to communicate successfully with our users via email could have an adverse impact on user experience and the rate at which non-paying users become paid members.
While we continually work to find new means of communicating and connecting with our members (for example, through push notifications), there is no assurance that such alternative means of communication will be as effective as email has been. Any failure to develop or take advantage of new means of communication could have an adverse effect on our business, financial condition and results of operations.
Our quarterly results or operating metrics could fluctuate significantly, which could cause the trading price of our common stock to decline.
Our quarterly results and operating metrics have fluctuated historically and we expect that they could continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing, size and effectiveness of our marketing efforts;

•	fluctuations in the rate at which we attract new users, the level of engagement of such users and the propensity of such users to subscribe to our brands or to purchase à la carte features;

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates;

•	the timing, size and effectiveness of non-marketing operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	the performance, reliability and availability of our technology, network systems and infrastructure and data centers;

•	operational and financial risks we may experience in connection with historical and potential future acquisitions; and

•	general economic conditions in either domestic or international markets.
The occurrence of any one of these factors, as well as other factors, or the cumulative effect of the occurrence of one or more of such factors could cause our quarterly results and operating metrics to fluctuate significantly. As a result, quarterly comparisons of results and operating metrics may not be meaningful.
In addition, the variability and unpredictability of our quarterly results or operating metrics could result in our failure to meet our expectations, or those of any of our investors or of analysts that cover our company, with respect to revenues or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in various international markets, primarily in various jurisdictions within the European Union. During the fiscal fiscal years ended December 31, 2015 and 2014, 32% and 35% of our total revenues, respectively, were international revenues. Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro.
As foreign currency exchange rates fluctuate, the translation of our international results into U.S. dollars affects the period-over-period comparability of our U.S dollar-denominated operating results. For example, the average Euro to U.S. dollar exchange rate was 16% lower in the fiscal year ended December 31, 2015 than it was in the fiscal year ended December 31, 2014, which significantly reduced our revenue. Our total revenue, Dating revenue and International Dating revenue for the fiscal year ended December 31, 2015, as compared to the fiscal year ended December 31, 2014, would have increased approximately 20%, 15% and 21%, respectively, as compared to the reported increases of 15%, 9% and 3%, respectively, had foreign currency exchange rates remained constant during such period.
Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. These fluctuations could have a significant impact on our future results of operations.
Distribution and use of our dating products depends, in significant part, on a variety of third party publishers, platforms and mobile app stores. If these third parties limit, prohibit or otherwise interfere with the distribution or use of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.
We market and distribute our dating products (including related mobile applications) through a variety of third party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.
Additionally, our mobile applications are increasingly accessed through the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores. There is no assurance that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our applications. If either or both of them did so, our business, financial condition and results of operations could be adversely affected.
Lastly, in the case of Tinder, users currently register for (and log in to) the application exclusively through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the use of its platform in this manner and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use

Facebook in this manner and if Facebook did so, our business, financial condition and results of operations could be adversely affected.
As the distribution of our dating products through app stores increases, in order to maintain our profit margins, we may need to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
As our user base continues to shift to mobile solutions, we increasingly rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain à la carte features through these applications. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through these applications to users who download our applications from these stores, we pay Apple and Google, as applicable, a share (currently 30%) of the revenue we receive from these transactions. As the distribution of our dating products through app stores increases, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, telecommunications failures and similar events. While we have backup systems in place for certain aspects of our operations, our systems and infrastructures are not fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users' experiences with our products, tarnish our brands' reputation and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various dating products and to keep up with changes in technology and user preference. Any failure to do so in a timely and cost-effective manner could adversely affect our users' experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could adversely affect our business, financial condition and results of operations.
We are currently undertaking a significant and complex update to the technology relating to some of our businesses, and failure to complete this project in a timely and effective manner could adversely affect our business.
We are currently in the process of an ongoing consolidation and streamlining of the technology and network systems and infrastructures of a number of our businesses, including Match, OurTime and Meetic. The goal of this project is to modernize, optimize and improve the scalability and cost-effectiveness of these systems and infrastructures and to increase our ability to deploy product changes more rapidly across devices and product lines. We have budgeted significant human and financial resources for these efforts and if we experience delays, inefficiencies or operational failures, we will incur additional costs, which would adversely affect our profitability. Moreover, these efforts may not be successful generally, may not be completed in a timely or cost-effective manner, may not result in the cost savings or other benefits we anticipate and may disrupt operations, any or all of which could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems and infrastructures from cyber attacks and may be adversely affected by cyber attacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyber attacks, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including credit card information. While we have invested heavily in the protection of our systems and infrastructures and in related training, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our products, erode our reputation and brands, result in the disclosure of confidential information of our users and/or be costly to remedy.
The impact of cyber security events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day-to day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in a loss of consumer confidence generally, which could make users less likely to use or continue to use our products. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the integrity of third party systems and infrastructures.
We rely on third parties, primarily data center service providers, as well as third party computer systems, broadband and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations.
Problems experienced by third party data center service providers upon whom we rely, the telecommunications network providers with whom they contract or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
If the security of personal and confidential user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal user and other confidential information, including credit card information, and enable our users to share their personal information with each other. In some cases, we retain third party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If any such event were to occur, we may not be able to remedy the event, and we may have to expend significant capital and resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If a breach of our security (or the security of our vendors and partners) occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we could lose current and potential users and the recognition of our various brands and their competitive positions could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
Unauthorized access of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
Security breaches or other unauthorized access to, or the use or transmission of, personal user information could result in a variety of claims against us, including privacy-related claims. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are changing, inconsistent and conflicting and subject to differing interpretations. For example, the European Commission has proposed and is currently debating comprehensive privacy and data protection reforms in the European Union, certain developing countries in which we do business are currently considering adopting privacy and data protection laws and regulations, and legislative proposals concerning privacy and the protection of user information are often pending before the U.S. Congress and various U.S. state legislatures.
While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct or that we will be able to successfully defend against such claims.

Any failure or perceived failure by us (or the third parties with whom we have contracted to store such information) to comply with applicable privacy laws, privacy policies or privacy-related contractual obligations or any compromise of security that results in unauthorized access to personal information may result in governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users and the competitive positions of our various brands could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.
We accept payment from our users primarily through credit card transactions and certain online payment service providers. The ability to access credit card information on a real time-basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success.
When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party's customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users' new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant user effort.
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, any of which could adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for recurring membership payments may adversely affect our business, financial condition and results of operations.
Inappropriate actions by certain of our users could be attributed to us and damage our brands' reputation, which in turn could adversely affect our business.
The reputation of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. While we monitor and review the appropriateness of the content accessible through our dating products and have adopted policies regarding illegal or offensive use of our dating products, our users could nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
In addition, it is possible that a user of our products could be physically, financially, emotionally or otherwise harmed by an individual that such user met through the use of one of our products. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors' dating products could result in negative publicity for the dating industry generally, which could in turn negatively affect our business. Concerns about such harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams and financial fraud, could produce future legislation or other governmental action that could require changes to our dating products, restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our dating products.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies relating to matching process systems and related features and products.
We also rely on a combination of laws, and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective trademark protection may not be available or may not be sought in every country in which our products are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.
We also generally seek to apply for patents or for other similar statutory protections as and if we deem appropriate, based on then-current facts and circumstances, and will continue to do so in the future. No assurances can be given that any patent application we have filed or will file will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors and similar technologies. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own.
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
From time to time, we have been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Our brands are available in over 190 countries. Our international revenue represented 32% and 35% of our total revenue for the fiscal years ended December 31, 2015 and 2014, respectively.
Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:

•	operational and compliance challenges caused by distance, language and cultural differences;

•	difficulties in staffing and managing international operations;

•	differing levels of social and technological acceptance of our dating products or lack of acceptance of them generally;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds among countries and back to the United States and costs associated with repatriating funds to the United States;

•	differing and potentially adverse tax laws;

•
multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition and results of operations.
We may experience operational and financial risks in connection with acquisitions.
We have made numerous acquisitions in the past and we continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:

•	properly value prospective acquisitions, especially those with limited operating histories;

•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;

•	successfully identify and realize potential synergies among acquired and existing businesses;

•	retain or hire senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio.
Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.
We will incur some increased costs and devote substantial management time as a result of operating as a public company.
The obligations of being a public company, including public reporting and investor relations obligations, require (and will continue to require) new expenditures, place new demands on our management and will require the hiring of additional personnel. While IAC has provided (and will continue to provide) us with certain corporate and shared services related to corporate functions for a period of time for negotiated fees, we also expect that we will need to implement additional systems and hire additional personnel to adequately function as a public company. We cannot precisely predict the amount and timing of these significant expenditures. See "—Risks related to our ongoing relationship with IAC—The services that IAC provides to us may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services if we no longer receive these services from IAC."
We may not realize the potential benefits from our initial public offering.
We may not realize the benefits that we anticipate from our initial public offering. These benefits include the following:

•	enabling us to allocate our capital more efficiently;

•	providing us with direct access to the debt and equity capital markets;

•	improving our ability to pursue acquisitions through the use of shares of our common stock as consideration; and

•	enhancing our market recognition with investors.
We may not achieve the anticipated benefits from our initial public offering for a variety of reasons. For example, the process of operating as an independent public company may distract our management from focusing on our business and strategic priorities. In addition, although we will have direct access to the debt and equity capital markets following this offering, we may not be able to issue debt or equity on terms acceptable to us or at all. The availability of tradable shares of our common stock for use as consideration for acquisitions also will not ensure that we will be able to successfully pursue acquisitions or that the acquisitions will be successful. We also may not fully realize the anticipated benefits from our initial public offering if any of the matters identified as risks in this "Risk factors" section were to occur. If we do not realize the anticipated benefits from our initial public offering for any reason, our business may be adversely affected.
We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. For example, as discussed in “Item 3-Legal Proceedings,” we were recently named, among other defendants, in purported class action lawsuits on behalf of purchasers of shares of our common stock in our initial public offering and thereafter. The defense of these actions may be both time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
Risks related to our ongoing relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of the January 29, 2016, IAC owned all of the shares of our outstanding Class B common stock, representing approximately 84.5% of our outstanding shares of capital stock and approximately 98.2 % of the combined voting power of our outstanding capital stock. As long as IAC owns shares of our capital stock representing a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder. As a result, IAC will have the ability to control significant corporate activities, including:

•	the election of our board of directors and, through our board of directors, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;

•	acquisitions or dispositions of businesses or assets, mergers or other business combinations;

•	issuances of shares of our common stock, Class B common stock, Class C common stock and our capital structure;

•	corporate opportunities that may be suitable for us and IAC, subject to the corporate opportunity provisions in our certificate of incorporation, as described below;

•	our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness generally; the payment of dividends; and

•	the number of shares available for issuance under our equity incentive plans for our prospective and existing employees.
This voting control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that stockholders other than IAC do not view as beneficial. This voting control may also discourage transactions involving a change of control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares. Furthermore, from and after May 17, 2016, IAC generally has the right at any time to sell or otherwise dispose of the shares of our capital stock that it owns, including the ability to transfer a controlling interest in us to a third party, without the approval of the holders of our common stock and without providing for the purchase of shares of common stock.
Even if IAC owns shares of our capital stock representing less than a majority of the combined voting power of our outstanding capital stock, so long as IAC retains shares representing a significant percentage of our combined voting power, IAC will have the ability to substantially influence these significant corporate activities.
In addition, pursuant to an investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to an employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our agreements with IAC, see "Item 8- Consolidated and Combined Financial Statements-Note 17."
Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this "Risk factors" section relating to IAC's control of us and the potential conflicts of interest between IAC and us.
Our certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation has a "corporate opportunity" provision in which we renounce any interests or expectancy in corporate opportunities which become known to: (i) any of our directors or officers who are also officers, directors, employees or other affiliates of IAC or its affiliates (except that we and our subsidiaries shall not be deemed affiliates of IAC or its affiliates for the purposes of the provision) or (ii) IAC itself, and which relate to the business of IAC or may constitute a corporate opportunity for both IAC and us. Generally, neither IAC nor our officers or directors who are also officers or directors of IAC or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of IAC or its affiliates, directs or transfers such corporate opportunity to IAC or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between IAC and us because the provision effectively permits any of our directors or officers who also serves as an officer or director of IAC to choose to direct a corporate opportunity to IAC instead of to us.
IAC's interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
Various conflicts of interest between us and IAC could arise. As of the date of this report, four of our ten directors are current members of the board of directors or executive officers of IAC. Ownership interests of directors or officers of IAC in our stock and ownership interests of our directors and officers in the stock of IAC, or a person's service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on IAC's consolidated financial statements;

•	the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on IAC's current or future indebtedness or the covenants under that indebtedness;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the intercompany services and agreements between IAC and us.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with IAC in the future or in connection with IAC's desire to enter into new commercial arrangements with third parties.
Furthermore, disputes may arise between IAC and us relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	tax, employee benefit, indemnification and other matters arising from this offering;

•	the nature, quality and pricing of services IAC agrees to provide to us;

•	sales or other disposal by IAC of all or a portion of its ownership interest in us; and

•	business combinations involving us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by IAC, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
Our historical combined financial information may not be representative of the results we would have achieved as a public company and may not be a reliable indicator of our future results.
The historical combined financial information that we have included in this annual report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a public company during the periods presented or those that we will achieve in the future. Our combined financial statements reflect the historical financial position, results of operations and cash flows of our various businesses since their respective dates of acquisition by IAC and the allocation to us by IAC of expenses for certain functions based on various methodologies. We have not adjusted our historical combined financial information to reflect changes that have occurred (or will occur) in our cost structure, financing and operations as a result of our recent transition to a public company, including anticipated increased costs associated with public company reporting and other obligations. Accordingly, our historical combined financial information may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future.
We are a "controlled company" as defined in the NASDAQ rules, and rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
As a result of IAC owning more than 50% of the combined voting power of our share capital, we are a "controlled company" under the Marketplace Rules of the NASDAQ Stock Market, or the Marketplace Rules. As a "controlled company," certain exemptions under the NASDAQ standards free us from the obligation to comply with certain Marketplace Rules related to corporate governance, including the requirements:

•	that a majority of our board of directors consists of "independent directors," as defined under the Marketplace Rules; and

•	that we have a nominating/governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.
Accordingly, for so long as we are a "controlled company," our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Marketplace Rules.
In order to preserve the ability of IAC to distribute its shares of our capital stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our nonvoting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a tax-free distribution. However, IAC does currently intend to use its majority voting interest to retain its ability to engage in such a transaction. This intention may cause IAC to not support transactions we wish to pursue that involve issuing shares of our common stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees. The inability to pursue such transactions, if it occurs, may adversely affect our company. See "—IAC controls our company and will have the ability to control the direction of our business" and "—IAC's interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders."
Our agreements with IAC will require us to indemnify IAC for certain tax liabilities and may limit our ability to engage in desirable strategic or capital raising transactions, including following any distribution by IAC of our capital stock to its stockholders.
Under a tax sharing agreement between us and IAC, we generally will be responsible and will be required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of us or any of our subsidiaries. To the extent IAC failed to pay taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which IAC is responsible under the tax sharing agreement) from us or our subsidiaries.
Under the tax sharing agreement, we generally will be responsible for any taxes and related amounts imposed on IAC or us that arise from the failure of a future spin-off of IAC's interest in us to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 368(a)(1)(D) and/or Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant representations and covenants made by us in the tax sharing agreement or any representation letter provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of such spin-off, or (ii) an acquisition of our equity securities.
To preserve the tax-free treatment of any potential future spin-off by IAC of its interest in us, and in addition to our indemnity obligation described above, the tax sharing agreement will restrict us, for the two-year period following any such spin-off, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of shares of our stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing our shares other than in certain open-market transactions, (iv) ceasing to actively conduct our businesses or (v) taking or failing to take any other action that prevents the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 368(a)(1)(D) and/or Section 355 of the Code.
These indemnity obligations and other limitations could have an adverse effect on our business, financial condition and results of operations. For a more complete description of the tax sharing agreement, see "Item 1- Business-Relationship with IAC."
Future sales or distributions of our shares by IAC could depress our common stock price.
From and after May 17, 2016, IAC will have the right to sell or distribute to its stockholders all or a portion of our Class B common stock that it holds. As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution; however, any sales by IAC in the public market or distributions to its stockholders of substantial amounts of our stock in the form of common stock or Class B common stock, or the filing by IAC of a registration statement relating to a substantial amount of our stock, could depress the price of our common stock.
In addition, IAC has the right, subject to certain conditions, to require us to file registration statements covering the sale of its shares or to include its shares in other registration statements that we may file. In the event IAC exercises its registration rights and sells all or a portion of its shares of our capital stock, the price of our common stock could decline. See "Item 1-Business-Relationship with IAC" and "Item 8- Consolidated and Combined Financial Statements-Note 17."
The services that IAC provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
IAC currently provides (and is expected to continue to provide) us with significant corporate and shared services related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury and other services, for a fee provided in the services agreement described in “Item 1-Business-Relationship with IAC." IAC is not obligated to provide these services in a manner that differs from the nature of the service when we were a wholly-owned subsidiary of IAC, and thus we may not be able to modify these services in a manner desirable to us as a stand‑alone public company. Further, if we no longer receive these services from IAC, we may not be able to perform these services ourselves, or find appropriate third‑party arrangements at a reasonable cost, and the cost may be higher than that charged by IAC.

Risks related to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.

As of December 31, 2015, we had total debt outstanding of approximately $1.245 billion ($40 million of which matures in the current year) and borrowing availability of $500.0 million under the Match Group Credit Facility.
Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results; increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers' industries.
In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.
Subject to the restrictions in the Match Group Credit Agreement and the restrictions included in the indenture related to the Match Group Senior Notes, we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of the Match Group Credit Agreement and the indenture related to the Match Group Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our or our subsidiaries' current debt levels, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our current and planned indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under the Match Group Credit Facility, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to draw under the Match Group Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The Match Group Credit Agreement and the indenture related to the Match Group Senior Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options.
Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.
Our debt agreements contain restrictions that will limit our flexibility in operating our business.
The Match Group Credit Agreement and the indenture related to the Match Group Senior Notes contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	create liens on certain assets;

•	incur additional debt;

•	make certain investments and acquisitions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell certain assets;

•	pay dividends on or make distributions in respect of our capital stock or make restricted payments;

•	enter into certain transactions with our affiliates; and

•	place restrictions on distributions from subsidiaries.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the Match Group Credit Agreement and/or the indenture related to the Match Group Senior Notes or any instruments governing future indebtedness of ours. Upon a default, unless waived, the lenders under the Match Group Credit Agreement could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the Match Group Credit Agreement and force us into bankruptcy or liquidation. Holders of the Match Group Senior Notes also have the ability to force us into bankruptcy or liquidation in certain circumstances, subject to the terms of the related indenture. In addition, a default under the Match Group Credit Agreement or the indenture related to the Match Group Senior Notes may trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.
Variable rate indebtedness that we have incurred or may incur under the Match Group Credit Agreement will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
We currently have $800 million of indebtedness outstanding under our Term Loan. Borrowings under the Term Loan are, and any borrowings under the Match Group Credit Facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. LIBOR, at December 31, 2015, for similar borrowings of three months was approximately 60 basis points. If LIBOR were to increase by 100 basis points, the annual interest payments on the Term Loan would increase by 60 basis points or $4.8 million in 2016. If LIBOR decreased annual interest payments on the Term Loan would remain the same because of the 1% floor. Such potential changes in interest payments are based on the quarterly amortization schedule and certain simplifying assumptions, including a constant rate of variable-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Risks related to ownership of our common stock
The multi-class structure of our capital stock has the effect of concentrating voting control with holders of our Class B common stock and limiting your ability to influence corporate matters.
Our publicly held common stock has one vote per share and our Class B common stock has ten votes per share. As of January 29, 2016, IAC owned all of the shares of our outstanding Class B common stock, representing approximately 84.5% of our outstanding shares of capital stock and approximately 98.2% of the combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our capital stock, even when the outstanding shares of Class B common stock represent a small minority of our outstanding capital stock, and such voting control will be concentrated with IAC. This concentrated control will significantly limit your ability to influence corporate matters.
The difference in the voting rights of our common stock and our Class B common stock may harm the value and liquidity of our common stock.
Holders of our Class B common stock are entitled to ten votes per share and holders of our common stock are entitled to one vote per share. The difference in the voting rights of our common stock and Class B common stock could harm the value of our common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of the holders of our Class B common stock to ten votes per share. The existence of two classes of common stock with different voting rights could result in less liquidity for either class of stock than if there were only one class of our common stock.
The price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.
The initial public offering price of our common stock, which was determined through negotiation between us and the underwriters, was $12.00, and our common stock has subsequently traded as high as $16.17 and as low as $8.41 during the period from our initial public offering through March 23, 2016. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks generally, or those in our industry in particular;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our stock by us and/or our directors, executive officers, employees and stockholders;

•
the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new brands, products or services;

•	the public's reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors' businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth in any of our significant markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We currently are, and in the future may be, the target of this type of litigation. See “Item 3-Legal Proceedings.” Securities litigation against us, could result in substantial costs and a diversion of our management's attention and resources. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.
The market price of our common stock could decline significantly as a result of sales of a large number of shares of our stock in the market, including share which might be offered for sale by IAC. The perception that these sales might occur could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at such times and prices as we deem appropriate. See “-Future sales or distribution of our shares by IAC could depress our common stock price.”
As of January 29, 2016, there were 38,364,777 and 209,919,402 shares of our common stock and Class B common stock, respectively, outstanding. The shares of common stock are freely tradable without restriction under the Securities Act, except for any shares purchased by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act.
In connection with the initial public offering of our common stock, we, our directors and executive officer and IAC each entered into a lock-up agreement and are thereby subject to a lock-up period, meaning that we and they (and our and their permitted transferees) are not permitted to sell any shares of our capital stock for 180 days after the completion of the offering, subject to certain exceptions, without the prior consent of J.P. Morgan Securities LLC and Allen & Company LLC. Although we are not aware that there is any present intention to do so, the representatives at the underwriters may, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in any of the lock-up agreements described above. After the expiration of the 180-day restricted period, which is scheduled to occur on May 17, 2016, all shares subject to lock-up agreements (including 266,500 shares of common stock and 10,010,228 vested Company stock options held by our directors and named executive officers, collectively, and 209,919,402 shares of Class B common stock held by IAC, in each case, as of the date of this annual report) may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.
Lastly, in the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our capital stock issued in connection with an investment or acquisition could constitute a material portion of the then outstanding shares of our common stock.
An active trading market for our common stock may not be sustained.
Our common stock has been trading on the NASDAQ Global Select Market under the symbol "MTCH" since November 19, 2015. We cannot assure you that the current active trading market for our common stock that has developed on that exchange will be sustained. Accordingly, we cannot assure you of the likelihood that the current active trading market for our common stock will be maintained, the liquidity of this or any other trading market, the ability to sell shares of our common stock when desired or at what the prices.

We do not expect to declare any cash dividends in the foreseeable future.
We do not intend to pay cash dividends on our common stock and Class B common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

•	our historic and projected financial condition, liquidity and results of operations;

•	our capital levels and needs;

•	tax considerations;

•	any acquisitions or potential acquisitions that we may consider;

•	statutory and regulatory prohibitions and other limitations;

•
the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, including the Match Group Credit Agreement and the indenture relating to the Match Group Senior Notes;

•	general economic conditions; and

•	other factors deemed relevant by our board of directors.
We are not obligated to pay dividends on our common stock or Class B common stock . Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
Provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous, including provisions which:

•	authorize the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	provide that certain litigation against us can only be brought in Delaware; and

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Match Group's corporate headquarters are located in Dallas, Texas. We do not own any real property.
The facilities for our various businesses, which we lease (in some cases, from IAC) both in the United States and abroad, consist of executive and administrative offices and data centers. Certain significant properties that we lease, all of which consist of executive and administrative offices, are described in the table immediately below.

Location	Business	Square Feet	Lease Expiration
Dallas, Texas	Match Group/Match Headquarters	50,000	September 30, 2016 (1)
Paris, France	Meetic Headquarters	41,000	December 31, 2021
New York, New York	OkCupid Headquarters	11,000	October 31, 2017
West Hollywood, California	Tinder Headquarters	14,000	December 31, 2016 (2)
Ghent, Belgium	Twoo Headquarters	12,000	December 31, 2018
_______________________________

(1)
In October 2015, we entered into a new lease for these operations in Dallas, Texas, pursuant to which we have agreed to lease approximately 73,000 square feet through March 31, 2027. We will move these operations to this space on or before the expiration of our current lease.

(2)
Tinder leases the space for its headquarters in a building owned by IAC pursuant to the services agreement we entered into with IAC in connection with our initial public offering. The original lease term, which runs through December 31, 2016, will automatically renew unless terminated by either party.

We also lease space in four data centers: two for our North American, Latin American and Asian operations (one in North Dallas, Texas from a third party and another in Ashburn, Virginia from IAC), and two for our European operations (one in Paris, France and another in Zaventem, Belgium, both from third parties).
We believe that our current facilities are adequate to meet our ongoing needs. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See "Item 1A-Risk factors—Risks relating to our business—We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition."
        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Match Group management, none of the pending litigation matters which we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.
Securities Class Action Litigation against Match Group
On February 26, 2016, a putative nationwide class action was filed in federal court in Texas against the Company, five of its officers and directors, and twelve underwriters of the Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas). The complaint alleges that the Company’s registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) the Company’s Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations- Management Overview") would decline substantially in the quarter ended December 31, 2015. The complaint asserts that these alleged failures to timely disclose material information caused the Company’s stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015. The complaint pleads claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations. The complaint seeks class certification, damages in an unspecified amount and attorneys’ fees. On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff. See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas). The Company believes that the allegations in these lawsuits are without merit and will defend vigorously against them.
Item 4. Mine Safety Disclosure
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "MTCH." Our common stock started trading on NASDAQ on November 19, 2015. Prior to November 19, 2015, there was no established public trading market for our common stock and there is no established public trading market for our Class B common stock. The table below sets forth, for the calendar periods indicated, the historical high and low sales prices per share for our common stock as reported on NASDAQ.

	High	Low
Year Ended December 31, 2015
Fourth Quarter (November 19, 2015 to December 31, 2015)	$16.17	$12.63
As of March 23, 2016, there were two holders of record of the Company's common stock and the closing price of our common stock on NASDAQ was $10.72. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of March 23, 2016, there was one holder of record of the Company's Class B common stock.
Dividend Policy
We do not intend to pay dividends on our common stock or Class B common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, general economic conditions and other factors deemed relevant by our board of directors.
Unregistered Sales of Equity Securities
During the past three years, we granted certain of our directors, officers and employees the following options and restricted stock units relating to shares of our common stock pursuant to equity incentive plans then in effect:

•	666,779 options with an exercise price of $8.25 during the fiscal year ended December 31, 2013;

•	10,152,316 options with exercise prices ranging from $11.06 to $13.63 during the fiscal year ended December 31, 2014; and

•	15,759,976 options with exercise prices ranging from $13.97 to $15.44 and 103,631 restricted stock units between January 1, 2014 and November 18, 2015.
The number of options, exercise price and fair value per share for these awards reflects adjustments made to these awards in connection with our initial public offering.
On November 18, 2015, we issued 41,666,667 shares of Class B common stock to IAC in respect of its $500.0 million cash contribution to fund our acquisition of PlentyOfFish, $155.0 million of which was contributed prior to September 30, 2015.
None of the above transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), Regulation D or Rule 701 of the Securities Act or as transactions not involving the sale of securities.

Use of Proceeds
On November 18, 2015, the SEC declared the Registration Statement on Form S-1 (SEC File No. 333-207472) related to the initial public offering of our common stock (the “Form S-1”) effective and we commenced the offering. We registered an aggregate of 38,333,333 shares of our common stock on the Form S-1, including shares that covered the underwriters’ option to purchase up to 5,000,000 additional shares from us at the initial public offering price during the 30 day period following the commencement of the offering.
J.P .Morgan Securities LLC, Allen & Company LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the offering and, in addition, Allen & Company LLC acted as representatives of the underwriters.
On November 24, 2015, we closed the offering and sold 38,333,333 shares of our common stock at a price of $12.00 per share for aggregate gross proceeds of approximately $460.0 million. Less underwriting discounts and commissions in the aggregate amount of approximately $25.3 million and other fees and expenses related to the offering in the aggregate of approximately $6.4 million, net proceeds to us from the offering were approximately $428.3 million.
We used all of the net proceeds from the offering to repay related-party indebtedness we issued to IAC on November 18, 2015 in an aggregate amount equal to the total net proceeds to us from the offering.
Issuer repurchases of equity securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2015.

Item 6.    Selected Financial Data
The selected financial data set forth in the table below for 2015, 2014 and 2013 has been derived from our audited consolidated and combined financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. The combined statement of operations data for the year ended December 31, 2012 and the combined balance sheet data as of December 31, 2013 have been derived from our audited combined financial statements. This selected financial data should be read in conjunction with the consolidated and combined financial statements and accompanying notes included herein.

	Years Ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statement of Operations Data:(1)
Revenue	$1,020,431	$888,268	$803,089	$713,449
Net earnings	120,487	148,359	126,627	90,281
Earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.69	$0.92	$0.78	$0.55
Diluted	$0.65	$0.88	$0.76	$0.53

	December 31,
	2015	2014(2)	2013(2)
	(In thousands)
Balance Sheet Data:
Total assets	$1,926,002	$1,302,109	$1,286,705
Long-term debt, including current maturities	1,233,481	—	—
Long-term debt, related party	—	190,586	79,000
________________________________________________________________

(1)	We recognized items that affected the comparability of results for the years 2015, 2014 and 2013, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
Total assets has been adjusted due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, Income Taxes, which requires that deferred tax assets and liabilities be classified as non-current in the balance sheet, see "Note 2—Summary of Significant Accounting Policies" in the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:

•	Reportable Segments

•	Dating - consists of all of our dating businesses globally.

•	Non-dating - consists of The Princeton Review.

•	Dating North America - consists of the financial results of our Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of our Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received from an end user of our products.

•	Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is currently advertising revenue.

•
Average PMC - is calculated by summing the number of paid members, or paid member count ("PMC") at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time. Users who purchase à la carte features from us do not qualify as paid members for purposes of PMC by virtue of such purchase, though often such purchasers are also paid members.

•	Average Revenue Per Paying User ("ARPPU") - is Direct Revenue in the relevant measurement period divided by the Average PMC in such period divided by the number of calendar days in such period.

•
Cost of revenue - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, in-app purchase fees, credit card processing fees, hosting fees, content acquisition costs, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google for the distribution and facilitation of in-app purchase of product features. Content acquisition cost consists principally of payments made to tutors at The Princeton Review.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock‑based compensation) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, fees for professional services and facilities costs.

•
Product development expense - consists primarily of compensation (including stock‑based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Match Group Senior Notes - The Company's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15; which were issued on November 16, 2015 in exchange for IAC's 4.75% Senior Notes due December 15, 2022 ("2012 Senior Notes").

•	Term Loan - The Company's $800 million, seven year term loan entered into on November 16, 2015.

MANAGEMENT OVERVIEW
Match Group, Inc. ("Match Group," the "Company," "we," "our," or "us") is the world’s leading provider of dating products. We operate a portfolio of over 45 dating brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and FriendScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. In addition, to our Dating businesses, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services.
Sources of Revenue
All our dating products provide the use of certain features for free, and then offer a variety of additional features for paid members. Our Dating revenue is primarily derived directly from users in the form of recurring membership fees.
Membership revenue is presented net of credits and credit card chargebacks. Members pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for memberships are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to six months. We also earn revenue from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Non-dating revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are recognized based on usage.
Trends affecting our Dating business
Over the last several years, we have seen significant changes in our business. During this time, our portfolio has evolved from one dominated by our Match and affinity brands in North America, and Meetic internationally, to one in which Tinder, OkCupid, PlentyOfFish and Twoo now represent the majority of our overall user base. This portfolio evolution has led to, been driven by, or coincided with, a number of significant trends in our business including the following:
Meaningful subscriber growth. Over the last several years, we have seen substantial growth in users paying for our products. This growth, however, has come at a slower pace than our user growth, as the mix of paid and free features at our Tinder, OkCupid, PlentyOfFish and Twoo brands inherently results in conversion of users to paid members (“conversion”) at lower rates than our other brands. However, because these brands have tended to grow their number of users at a more rapid pace, they contribute paid members in substantial numbers despite lower conversion rates. Additionally, we expect the percentage of users who are paid members (which we refer to as penetration) in these brands to increase meaningfully, as penetration tends to increase rapidly during the early years following the introduction of a Direct Revenue, or paying, model. This is driven by both the introduction of new features that attract different users to convert and by the dynamics of a subscription business in which members are retained for extended periods and new members are increasingly added. Thus, while we do expect the mix of users to continue to shift into these lower penetration brands, we expect penetration within these brands to increase meaningfully over the coming years.
Strong mobile adoption. We have recently experienced strong growth in the usage of our products on mobile devices. Mobile adoption leads to higher user engagement and also opens new customer acquisition channels. As a result, mobile adoption has represented, and continues to represent, a significant growth opportunity for us. However, it also requires dedication of additional product and technology resources and often requires the payment of additional fees to app stores. Additionally, our mobile products, taken as a whole, have tended to have lower conversion rates than our desktop products, when we control for other factors impacting conversion. This has led to challenges over the last few years for those of our brands that had significant pre-existing desktop businesses with high percentages of paid members. Unlike a mobile only brand like Tinder, where each new mobile user is incremental to the total number of users, for those brands with significant desktop usage, many new mobile users are users who previously would have been likely to sign up for those products using the desktop. As a result, as the mobile migration has been rapidly underway, we have seen our overall conversion rates challenged in those businesses. However, we expect to see this trend reverse itself for two reasons. First, the migration to mobile will either slow rapidly or end as mobile devices obtain a more stable level of penetration within the population. Second, we expect to be able to make significant product improvements to our mobile products over the coming years, driving meaningful conversion increases. Our mobile products are relatively early in their development stages, as we only began to devote meaningful resources to optimizing these products in the last few years; in contrast, we have focused on optimizing our desktop products for increased conversion for many years. Therefore, based on our prior experience with product improvement, and the finite nature of the mobile migration, we believe the conversion challenges we have been facing as a result of the rapid mobile migration in these businesses will level off and then reverse.
Lower cost users. All of our brands rely on word-of-mouth, or free, customer acquisition to varying degrees. Word-of-mouth acquisition is typically a function of scale (with larger communities driving greater numbers of referrals), youthfulness (with the viral effect being more pronounced in younger populations due, in part, to a significantly higher concentration of single people in any given social circle) and monetization rate (with people generally more likely to talk openly about using dating products that are less heavily monetized). Additionally, some, but not all, of our brands spend meaningfully on paid marketing. Accordingly, the average amount we spend to acquire a user differs significantly across brands based in large part on each brand’s mix of paid and free acquisition channels. As our mix has shifted toward younger users, our mix of acquisition channels has shifted toward free channels, driving a significant decline over the past several years in the average amount we spend to acquire a new user across our portfolio. Our costs of acquiring paid members have also declined meaningfully. We expect the dynamics that have led to the growth in word-of-mouth customer acquisition to continue going forward and for our brands to continue to acquire significant numbers of users through low-cost means.

Mix-driven decline in consolidated ARPPU. Tinder, OkCupid, PlentyOfFish and Twoo all have a lower ARPPU, than our other brands. As the number of paid members from the lower ARPPU brands has become an increasingly large percentage of our aggregate number of paid members, our overall or consolidated ARPPU has declined. However, within many of our significant brands individually, ARPPU is increasing. Additionally, the decline in ARPPU has coincided with the decline in the cost of acquiring new users discussed above. Although brand mix shift is reducing consolidated ARPPU, we see continued ability to increase price at many of our brands.

Changing paid acquisition dynamics. Even as our acquisition of lower cost users increases, paid acquisition of users remains an important driver of our business. The channels through which we market our brands are always evolving, but we are currently in a period of rapid change as TV and video consumption patterns evolve and internet consumption shifts from desktop to mobile devices. However, advertising opportunities have not kept up with audience migration, putting pressure on our paid marketing activities. Recently, we have been able to increase our marketing spend despite these trends, and to bring down the costs of acquiring new users to our products through our paid channels. However, our increases in spend have generally been made in less effective channels, bringing in lower converting users. We believe that advertising opportunities will increasingly follow consumer usage patterns, and that as this occurs, and as we improve our expertise at exploiting these evolving marketing channels, we will be able to increase our marketing efficiency over time.

Other factors affecting the comparability of our results

Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been our largest operating expense. In recent periods, we have focused our adverting spend on display, mobile, television and search channels. We seek to optimize for total return on advertising spend by frequently analyzing and adjusting this spend through numerous campaigns to focus on marketing channels and markets that generate a high return. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend marketing dollars against an expected lifetime value of a customer that is realized by us over a multi-year period; and while this marketing is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. Accordingly, our operating results, in particular our profit measures, for a particular period may be meaningfully impacted by the timing, size, number or effectiveness of our advertising campaigns in that period. Additionally, advertising spend is typically higher during the first quarter of our fiscal year, and lower during the fourth quarter. See “Seasonality.”

Seasonality. Historically, our Dating business has experienced seasonal fluctuations in quarterly operating results, particularly with respect to our profit measurements. This is driven primarily by a higher concentration of advertising spend in the first quarter, when advertising prices are lowest and demand for our products is highest, and a lower concentration of advertising spend in the fourth quarter, when advertising costs are highest and demand for our products is lowest.
International markets. Our products are available in over 190 countries. Our international revenue represented 32% and 35% of our total revenue for the years ended December 31, 2015 and 2014, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies, primarily the Euro. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
Business combinations. Acquisitions are an important part of our growth strategy, and we expect to make additional acquisitions in the future. During the three years ended December 31, 2015, we have invested approximately $661.8 million to acquire 15 new brands for our dating portfolio including Twoo, FriendScout24, Eureka and PlentyOfFish. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated and combined results of operations may not be comparable between periods.

Non-dating business
In addition to our Dating business, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services. We acquired this business because it relies on many of the same competencies as those relied upon by our Dating business, such as paid customer acquisition, a combination of paid and free business models, a deep understanding of the lifetime values of customers and a strong expertise in user-interface development. Our strategy in the Non-dating business is to focus on digitizing delivery of our education services and cross-selling multiple products, including academic tutoring, college counseling services and test preparation services, to our customers. We believe that by doing so, we can improve the economics of this business and drive earnings growth over time.
Recent Developments
On November 24, 2015, the Company completed its initial public offering ("IPO"). At December 31, 2015, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in the Company were 84.6% and 98.2%, respectively.
On November 16, 2015:

•	The Company exchanged $445.3 million of IAC's 2012 Senior Notes for $445.2 million of Match Group Senior Notes.

•	The Company amended and restated its credit agreement to provide for an $800 million Term Loan.
On October 28, 2015, the Company completed the purchase of Plentyoffish Media Inc., ("PlentyOfFish"), for $575 million in cash.
On October 7, 2015, the Company entered into a credit agreement, which provides for a $500 million revolving credit facility that expires on October 7, 2020.
2015 Consolidated Results
In 2015, we delivered 15% revenue growth and 2% Adjusted EBITDA growth; however, operating income declined 15%. Revenue growth was primarily driven by an increase in Direct revenue and the full year contribution from The Princeton Review. Foreign exchange effects negatively impacted Dating revenue by 6%. Adjusted EBITDA increased 2%, slower than the 15% increase in revenue due to $16.8 million of costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at the Dating businesses. The operating income decline was due primarily to an increase in stock-based compensation.

Results of Operations for the years ended December 31, 2015, 2014 and 2013
Revenue

	Years Ended December 31,
	2015	Change	% Change	2014	Change	% Change	2013
	(Dollars in thousands, except ARPPU)
Direct Revenue:
North America	$583,232	$57,304	10.9%	$525,928	$32,199	6.5%	$493,729
International	283,351	9,752	3.6%	273,599	13,259	5.1%	260,340
Total Direct Revenue	866,583	67,056	8.4%	799,527	45,458	6.0%	754,069
Indirect Revenue	43,122	6,191	16.8%	36,931	2,803	8.2%	34,128
Total Dating Revenue	909,705	73,247	8.8%	836,458	48,261	6.1%	788,197
Non-dating Revenue	110,726	58,916	113.7%	51,810	36,918	247.9%	14,892
Total Revenue	$1,020,431	$132,163	14.9%	$888,268	$85,179	10.6%	$803,089

Percentage of Total Revenue:
Direct Revenue:
North America	57.2%			59.2%			61.5%
International	27.8%			30.8%			32.4%
Total Direct Revenue	85.0%			90.0%			93.9%
Indirect Revenue	4.2%			4.2%			4.2%
Total Dating Revenue	89.2%			94.2%			98.1%
Non-dating Revenue	10.8%			5.8%			1.9%
Total Revenue	100.0%			100.0%			100.0%

Average PMC:
North America	2,712	308	12.8%	2,404	235	10.8%	2,169
International	1,435	338	30.8%	1,097	77	7.5%	1,020
Total	4,147	646	18.5%	3,501	312	9.8%	3,189

ARPPU:
North America	$0.59	$(0.01)	(1.7)%	$0.60	$(0.02)	(3.9)%	$0.62
International	$0.54	$(0.14)	(20.8)%	$0.68	$(0.02)	(2.3)%	$0.70
Total	$0.57	$(0.06)	(8.5)%	$0.63	$(0.02)	(3.4)%	$0.65
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Revenue increased $132.2 million or 14.9% in 2015 versus 2014, or 20.3% excluding the effects of foreign exchange.
North America Direct Revenue grew $57.3 million, or 10.9%, in 2015 versus 2014, driven by 12.8% growth in Average PMC, partially offset by a 1.7% decline in ARPPU. Average PMC growth was driven by an increase in the percentage of new users becoming paid members, growth in new users and higher beginning PMC. ARPPU decreased due to mix shifts to lower rate brands, partially offset by an increase in mix-adjusted rates.
International Direct Revenue grew $9.8 million, or 3.6%, in 2015 versus 2014, primarily driven by 30.8% growth in Average PMC, partially offset by a 20.8% decline in ARPPU. Average PMC growth was driven by an increase in the percentage of new users becoming paid members, growth in new users, and higher beginning PMC. The majority of the decline in ARPPU was due to the effects of foreign exchange. Adjusting for foreign exchange effects, International Direct Revenue grew 20.8%, and International ARPPU declined 7.6% as a result of a mix shift to lower rate brands, partially offset by increases in mix adjusted rates.
Non-dating revenue increased $58.9 million, or 113.7%, as a result of the full year contribution from The Princeton Review, which was acquired in August 2014.

For the year ended December 31, 2014 compared to the year ended December 31, 2013
Revenue increased $85.2 million, or 10.6%, in 2014 versus 2013.
North America Direct Revenue increased $32.2 million, or 6.5%, in 2014 versus 2013, driven by 10.8% growth in Average PMC, partially offset by a 3.9% decline in ARPPU. Average PMC growth was driven by a strong increase in beginning PMC and strong new user growth, partially offset by mix shift to brands where a lower percentage of new users become paid members. ARPPU decreased due to mix shifts to lower rate brands as well as a decline in mix-adjusted rates.
International Direct Revenue increased $13.3 million, or 5.1%, in 2014 versus 2013, driven by 7.5% growth in Average PMC, partially offset by a 2.3% decline in ARPPU. Average PMC growth was driven by a strong increase in beginning PMC, the acquisition of FriendScout24 and growth in new users, partially offset by mix shift to brands where a lower percentage of new users became paid members. ARPPU decreased due to mix shift to lower rate brands, partially offset by mix-adjusted rate increases.
Non-dating revenue grew $36.9 million, or 247.9%, as a result of our acquisition of The Princeton Review in August 2014.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue	$177,988	$57,964	48.3%	$120,024	$34,079	39.7%	$85,945
Percentage of revenue	17.4%			13.5%			10.7%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Cost of revenue increased $58.0 million, or 48.3%, in 2015 versus 2014.
Dating cost of revenue increased $39.6 million, or 41.8%, meaningfully more than the growth in revenue, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, which started to monetize in earnest in 2015, as well as higher hosting fees driven by growth in users and product features.
Non-dating cost of revenue increased $18.4 million, or 72.8%, driven by the acquisition of The Princeton Review, for which cost of revenue represents a meaningfully larger percentage of revenue than in Dating.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Cost of revenue increased $34.1 million, or 39.7%, in 2014 versus 2013.
Dating cost of revenue increased $16.0 million, or 20.4%, meaningfully more than the growth in revenue driven primarily by a significant increase in in-app purchases given that our native mobile apps were largely introduced in the second quarter of 2014, as well as higher hosting fees driven by growth in users and product features.
Non-dating cost of revenue increased $18.0 million, or 250.6%, driven by the acquisition of The Princeton Review, for which cost of revenue represents a meaningfully larger percentage of revenue than in Dating.
Selling and marketing expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$359,598	$24,491	7.3%	$335,107	$13,237	4.1%	$321,870
Percentage of revenue	35.2%			37.7%			40.1%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Selling and marketing expense increased $24.5 million, or 7.3%, in 2015 versus 2014.

Dating selling and marketing expense increased $18.1 million, or 5.6%, driven primarily by the acquisitions of FriendScout24 in 2014 and Eureka in 2015, and an increase in stock-based compensation expense, partially offset by declines in advertising spend as a percentage of revenue.
Non-dating selling and marketing expense increased $6.4 million, or 61.6%, primarily driven by the acquisition of The Princeton Review. Selling and marketing expense at Non-dating generally represents a smaller percentage of revenue than in Dating.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Selling and marketing expense increased $13.2 million, or 4.1%, in 2014 versus 2013.
Dating selling and marketing expense increased $8.3 million, or 2.6%, driven by an increase of $5.4 million from the acquisition of FriendScout24 and an increase in advertising spend.
Non-dating selling and marketing expense increased $5.0 million, or 91.7%, driven primarily by $4.5 million from the acquisition of The Princeton Review.
General and administrative expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$175,857	$57,967	49.2%	$117,890	$24,249	25.9%	$93,641
Percentage of revenue	17.2%			13.3%			11.7%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
General and administrative expense increased $58.0 million, or 49.2%, in 2015 versus 2014.
Dating general and administrative expense increased $33.9 million, or 38.3%, driven primarily by an increase of $19.6 million in stock-based compensation expense due to the modification of certain equity awards and new grants, as well as an increase of $3.3 million in severance expense and costs during the current year related to on-going consolidation and streamlining of technology systems and European operations. Additionally, 2014 was impacted by a $3.9 million benefit related to the expiration of the statute of limitations for a non-income tax matter.
Non-dating general and administrative expense increased $24.1 million, or 81.7%, driven by the acquisition of The Princeton Review.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
General and administrative expense increased $24.2 million, or 25.9%, in 2014 versus 2013.
Dating general and administrative expense increased $1.7 million, or 2.0%, primarily driven by an increase in compensation of $10.7 million at our existing businesses, primarily due to an increase of $8.5 million in stock-based compensation expense due to new grants and increased headcount. These increases were partially offset by a decrease of $13.3 million for an acquisition-related contingent consideration fair value adjustment at Twoo driven by changes in the forecast of earnings and operating metrics, and a $3.9 million benefit recorded in the first quarter of 2014 related to the expiration of the statute of limitations for a non-income tax matter.
Non-dating general and administrative expense increased $22.5 million, or 327.2%, driven primarily by $21.2 million from the acquisition of The Princeton Review.

Product development expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$67,348	$17,610	35.4%	$49,738	$6,765	15.7%	$42,973
Percentage of revenue	6.6%			5.6%			5.4%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Product development expense increased $17.6 million or 35.4%, in 2015 versus 2014, driven primarily by increased salaries and wages from existing businesses and from acquisitions at Dating, $4.0 million in severance expense and costs in the current year, primarily in the first half of 2015, related to our ongoing consolidation and streamlining of technology systems and European operations at Dating and an increase of $3.3 million in stock-based compensation expense due to the modification of certain equity awards and new grants.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Product development expense increased $6.8 million, or 15.7%, in 2014 versus 2013, primarily driven by an increase in compensation driven by increased headcount at Tinder and Tutor.com (now The Princeton Review).
Depreciation

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$25,983	$436	1.7%	$25,547	$5,345	26.5%	$20,202
Percentage of revenue	2.5%			2.9%			2.5%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Depreciation increased $0.4 million, or 1.7%, in 2015 versus 2014, driven by the acquisition of The Princeton Review, partially offset by a decline in depreciation at Dating.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Depreciation increased by $5.3 million, or 26.5%, in 2014 versus 2013, primarily driven by $3.8 million from the acquisition of The Princeton Review and the incremental depreciation associated with capital expenditures.
Adjusted EBITDA
Refer to Note 13 to our consolidated and combined financial statements for reconciliations of Adjusted EBITDA to operating income and net earnings attributable to Match Group, Inc. shareholders.

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Adjusted EBITDA	$278,667	$5,219	1.9%	$273,448	$2,217	0.8%	$271,231
Percentage of revenue	27.3%			30.8%			33.8%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Adjusted EBITDA increased $5.2 million or 1.9%, in 2015 versus 2014.
Dating Adjusted EBITDA decreased $4.7 million, or 1.6%, despite higher revenue, primarily due to $16.8 million of costs in the current year across our expense categories related to our ongoing consolidation and streamlining of technology systems and European operations, an increase in cost of revenue and a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter.

Non-dating Adjusted EBITDA loss declined $10.0 million, or 62.8%, primarily due to reduced losses from The Princeton Review.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Adjusted EBITDA increased $2.2 million or 0.8%, in 2014 versus 2013.
Dating Adjusted EBITDA increased $11.8 million or 4.3%, due primarily to the increase in revenue of 6.1%, partially offset by the increase in cost of revenue, which grew at a meaningfully faster rate than revenue due to the factors described above.
Non-dating Adjusted EBITDA loss increased $9.6 million, or 154.2%, due primarily to losses from the acquisition of The Princeton Review.
Operating income

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Operating income	$193,556	$(35,011)	(15.3)%	$228,567	$7,234	3.3%	$221,333
Percentage of revenue	19.0%			25.7%			27.6%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Operating income decreased $35.0 million, or 15.3%, in 2015 versus 2014.
Dating operating income decreased $40.7 million, or 16.1%, primarily due to the decrease of $4.7 million in Adjusted EBITDA described above and an increase of $29.9 million in stock-based compensation expense, which is due to the modification of certain equity awards, the periodic re-assessment of certain performance-based restricted stock units and new grants; and an increase of $6.0 million in amortization of intangibles related to acquisitions occurring in 2015.
Non-dating operating loss decreased $5.7 million, or 22.8%, as a result of the reduced Adjusted EBITDA losses described above, offset by increases of $2.1 million in depreciation expense and $2.7 million in amortization expense, which are primarily due to the acquisition of The Princeton Review.
At December 31, 2015, there was $95.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Operating income increased $7.2 million, or 3.3%, in 2014 versus 2013.
Dating operating income increased $23.5 million, or 10.2%, primarily due to the increase of $11.8 million in Adjusted EBITDA described above and decreases of $13.3 million in acquisition-related contingent consideration fair value adjustments and $7.7 million in amortization of intangibles, partially offset by an increase of $7.8 million in stock-based compensation expense. The change in acquisition-related contingent consideration fair value adjustments was related to changes in Twoo’s forecast of earnings and operating metrics. The decrease in amortization of intangibles was due to certain intangible assets becoming fully amortized. The increase in stock-based compensation expense was primarily due to new grants.
Non-dating operating loss increased $16.2 million, or 181.4%, primarily due to the increase in Adjusted EBITDA loss of $9.6 million described above as well as increases of $3.8 million in depreciation expense and $2.0 million in amortization of intangibles due primarily to the acquisition of The Princeton Review.

Interest expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense—third party	$(18,049)	$(18,049)	NA	$—	$—	NA	$—
Interest expense—related party	(8,009)	$17,532	(68.6)%	(25,541)	$8,766	(25.6)%	(34,307)
________________________
NA = not applicable
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Interest expense—third party relates to interest on the $800 million Term Loan and Match Group Senior Notes and the commitment fee on the Company's revolving credit facility, all of which commenced in the fourth quarter of 2015. Included in third party interest expense is $7.3 million of debt issuance costs related to the Match Group Senior Notes.
Interest expense—related party includes interest charged by IAC and its subsidiaries on long-term debt, related party, as well as on other acquisitions-related loans, a portion of which was capitalized on June 30, 2014. The long-term debt, related party was settled during the fourth quarter of 2015.
Other income, net

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other income, net	$11,887	$(723)	(5.7)%	$12,610	$12,393	NM	$217
________________________
NM = not meaningful
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Other income, net includes $7.6 million and $8.3 million in 2015 and 2014, respectively, in foreign currency exchange gains related to our €53 million 5.00% Note payable to an IAC subsidiary. This note was settled during the fourth quarter of 2015 prior to Company's IPO.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Other income, net in 2014 includes $8.3 million in foreign currency exchange gains related to our €53 million 5.00% Note payable issued on April 8, 2014 to an IAC subsidiary.
Income tax provision

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax provision	$(58,898)	NM	NM	$(67,277)	NM	NM	$(60,616)
Effective income tax rate	32.8%			31.2%			32.4%
For discussion of income taxes, see Note 3—Income Taxes to the consolidated and combined financial statements.
For the years ended December 31, 2015, 2014 and 2013, the Company recorded income tax provisions of $58.9 million, $67.3 million, and $60.6 million, respectively, which represent effective income tax rates of 32.8%, 31.2% and 32.4%, respectively. In 2015 and 2014, the effective income tax rates were lower than the statutory rate of 35% due primarily to non-taxable contingent consideration fair value adjustments and non-taxable foreign currency exchange gains, partially offset by state taxes. In 2013, the effective income tax rate was lower than the statutory rate of 35% due primarily to the settlement of uncertain tax positions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents:
United States (1)	$34,422	$4,890
All other countries (2)	53,751	122,740
Marketable equity security (United States)	11,622	—
Total cash and cash equivalents and marketable securities	$99,795	$127,630

Long-term debt:
Term Loan, final payment due November 16, 2022 (3)	$800,000	$—
Match Group Senior Notes due December 15, 2022	445,172	—
3.57% Notes—related party (3)	—	79,000
5.00% Note—related party (3)	—	64,586
5.90% Note—related party (3)	—	47,000
	1,245,172	190,586
Less: Current portion of long-term debt	40,000	—
Less: Net adjustment for remaining original issue discount on Term Loan and original issue premium related to the Match Exchange Offer	11,691	—
Total long-term debt, net of current maturities	$1,193,481	$190,586

(1)
Domestically, the entire balance reflects cash deposits held in financial institutions. Prior to the IPO, the Company participated in IAC’s centrally managed U.S. treasury management function in which IAC swept our domestic cash.

(2)
Internationally, there is $3.6 million of cash equivalents, at December 31, 2015, which consist of money market funds; the balance reflects cash deposits held in financial institutions. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.; therefore, we have not provided for any U.S. income taxes related to these funds.

(3)
The net proceeds received from the Term Loan were used, in part, to pay off the related party long-term debt and the remainder was distributed to IAC. Principal payments of $10 million under the Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due.

Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$209,082	$173,615	$174,797
Net cash used in investing activities	(648,862)	(140,200)	(53,986)
Net cash provided by (used in) financing activities	408,219	(20,058)	(105,262)
2015
Net cash provided by operating activities consists of earnings adjusted for non-cash items, including stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, and the effect of changes in working capital activities. Adjustments for non-cash items primarily consist of $50.1 million of stock-based compensation expense, $26.0 million of depreciation and $20.1 million of amortization of intangibles, partially offset by deferred income taxes of $22.5 million and $11.1 million of acquisition-related contingent consideration fair value adjustments. The increase in changes in working capital consists primarily of an increase in deferred revenue of $37.8 million and an increase in accounts payable and accrued expenses and other current liabilities of $31.7 million, partially offset by an increase in accounts receivable of $29.3 million and an increase in other assets of $11.3 million. The increase in deferred revenue is primarily due to growth in membership fees in the Dating business and acquisitions. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to increased advertising spending, the timing of advertising payments, and an increase in accrued interest related to the Company's Term Loan and Match Group Senior Notes. The increase in accounts receivable is primarily due to growth in in-app purchases sold through Dating’s mobile products. The increase in other assets was primarily due to an increase in prepaid expenses, mainly from growth and the signing of longer-term contracts.
Net cash used in investing activities in 2015 includes acquisitions of $611.3 million, which includes $575.0 million for PlentyOfFish, and capital expenditures of $29.2 million, primarily related to the internal development of software to support our products and services, and computer hardware.
Net cash provided by financing activities in 2015 includes $788.0 million in borrowings under the Term Loan, $428.8 million in net proceeds received from the IPO, $500.0 million in capital contribution from IAC to partially fund the acquisition of PlentyOfFish and excess tax benefits from stock-based awards of $38.4 million, partially offset by a cash dividend to IAC of $1.0 billion, the repayment of $182.5 million in related party debt, net cash transfers of $86.0 million to IAC related to its centrally managed U.S. treasury management function, $23.4 million for the repurchase of stock-based awards, $17.2 million in debt issuance costs related to our Term Loan and revolving credit facility and $7.0 million of debt issuance costs related to the Match Group Senior Notes.
2014
Adjustments for non-cash items primarily consist of $25.5 million of depreciation, $20.9 million of stock-based compensation expense and $11.4 million of amortization of intangibles, partially offset by $12.9 million in acquisition-related contingent consideration fair value adjustments, $9.0 million in other adjustments, net, principally related to an $8.3 million foreign currency gain on the €53 million note and $5.9 million of deferred income taxes. The changes from working capital activities primarily consist of an increase in other assets of $10.6 million and a decrease of $8.0 million in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in deferred revenue of $8.6 million. The increase in other assets is due to an increase in prepaid marketing at Dating and an increase in prepaid hosting fees in connection with the growth in users and product features. The decrease in accounts payable and accrued expenses and other current liabilities is due to the timing of payments. The increase in deferred revenue is primarily due to the acquisition of The Princeton Review and growth in Dating membership revenue.
Net cash used in investing activities in 2014 includes acquisitions of $114.1 million, which includes The Princeton Review, and capital expenditures of $21.8 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities in 2014 includes cash transfers of $108.7 million to IAC, $33.2 million for the purchase of noncontrolling interests in Tinder and Meetic and a $7.4 million contingent consideration payment related to the 2013 Twoo acquisition, partially offset by $111.6 million in proceeds from the issuance of related party debt, the return of $12.4 million of funds held in escrow related to the Meetic tender offer and $5.3 million in excess tax benefits from stock-based awards.
2013
Adjustments for non-cash items primarily consist of $20.2 million of depreciation, $17.1 million of amortization of intangibles and $12.2 million of stock-based compensation expense. The changes from working capital activities primarily consist of an increase in deferred revenue of $12.4 million, partially offset by an increase in accounts receivable of $3.7 million. The increase in deferred revenue is primarily due to the growth in membership revenue. The increase in accounts receivable is primarily due to growth in indirect revenue at Dating.
Net cash used in investing activities in 2013 includes acquisitions of $32.1 million, which includes Twoo, and capital expenditures of $19.8 million primarily related to the internal development of software to support our products and services.

Net cash used in financing activities in 2013 includes $71.5 million held in escrow related to the Meetic tender offer and $52.6 million for the purchase of noncontrolling interests in Meetic, partially offset by $10.8 million in excess tax benefits from stock-based awards and cash transfers of $9.7 million from IAC.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents and marketable securities. On October 7, 2015, the Company entered into a credit agreement (the "Match Group Credit Agreement"), which provides for a five-year $500 million revolving credit facility (the "Match Group Credit Facility"). At December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. Borrowings under the Match Group Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio.
On November 16, 2015, the Company completed a private exchange offer to eligible holders to exchange any and all of IAC's 2012 Senior Notes for up to $500 million aggregate principal amount of Match Group Senior Notes issued by the Company (the "Match Exchange Offer"). The Company exchanged $445.3 million of IAC's 2012 Senior Notes for $445.2 million of Match Group Senior Notes pursuant to the Match Exchange Offer. Prior to the IPO, the Company and certain of its domestic subsidiaries were guarantors of IAC’s 4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"), IAC's 2012 Senior Notes and IAC's $300 million revolving credit facility (the "IAC Credit Facility"). Promptly following the closing of the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing IAC's 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither the Company nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indenture governing the Match Group Senior Notes restricts the Company's ability to incur additional indebtedness in the event it is not in compliance with the maximum leverage ratio of 5.0 to 1.0. At December 31, 2015, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
On November 16, 2015, the Company amended and restated the Match Group Credit Agreement to provide for an $800 million, seven-year term loan. Principal payments of $10 million under the Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Term Loan bears interest, at our option, at the base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due no less than semi-annually through the term of the loan. The Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank pari-passu with each other, and have priority over the Match Group Senior Notes.
The terms of the Match Group Credit Facility require the Company to maintain a leverage ratio of not more than 5.00 to 1.00 and a minimum interest coverage ratio of not less than 2.50 to 1.00. As of December 31, 2015, the Company was in compliance with all applicable covenants. There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries.
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Facility, the Match Group Term Loan and the Match Group Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At December 31, 2015, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2016 capital expenditures will be higher than 2015 by approximately 10% to 20%, driven primarily by leasehold improvements related to a new lease for the Company's corporate headquarters.
The Company believes its expected positive cash flows generated from operations together with its existing cash, cash equivalents and marketable securities and available borrowing capacity under the Match Group Credit Facility will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, withholding taxes related to net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. IAC owns all of the shares of our outstanding Class B common stock, representing approximately 84.6% of our outstanding shares of capital stock and approximately 98.2% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$116,887	$221,495	$212,671	$1,168,754	$1,719,807
Operating leases(c)	9,788	19,500	9,948	19,621	58,857
Total contractual obligations	$126,675	$240,995	$222,619	$1,188,375	$1,778,664
_______________________________________________________________________________

(a)
The Company has excluded $26.2 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 3 to the consolidated and combined financial statements.

(b)
Represents contractual amounts due including interest on both a fixed and a variable rate instrument. Long-term debt at December 31, 2015 consists of Match Group Senior Notes of $445 million, which bears interest at a fixed rate, and the Term Loan of $800 million, which bears interest at a variable rate. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. The amount of interest ultimately paid on the Term Loan may differ based on future changes in interest rates.

(c)
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. In addition, future minimum lease payments include our allocable share of an IAC data center lease.

In addition to amounts included in the table above, as of December 31, 2015, we were contingently obligated to pay, in connection with our acquisitions, up to an additional $168.2 million of cash consideration based on the combination of earnings performance and user grow at the businesses acquired. A substantial portion of the $168.2 million maximum liability ($79.9 million) relates to the contingent consideration arrangement entered into in connection with one acquisition, which had its final measurement period at the end of 2015. Based on 2015 results, the Company will not be required to make additional payments with respect to this contingent consideration arrangement. The Company has accrued $29.0 million as of December 31, 2015 for its other contingent consideration arrangements.
We also had $0.3 million of surety bonds outstanding as of December 31, 2015 that could potentially require performance by the Company in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2015.

MATCH GROUP, INC. PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Match Group's Non-GAAP Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated and combined statement of operations of certain expenses.
Non-Cash Expenses That Are Excluded From Match Group's Adjusted EBITDA
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash. Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, content, technology and franchise rights are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of goodwill or intangible assets, if applicable, are not ongoing costs of doing business.
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or ongoing costs of doing business.

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to Match Group, Inc. shareholders for the years ended December 31, 2015, 2014 and 2013, see Note 13 to the consolidated and combined financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Match Group's accounting policies contained in Note 2 to the consolidated and combined financial statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated and combined financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill.
In connection with some business combinations, the Company has entered into contingent consideration arrangements that are included in the determination of the purchase price. Each of these arrangements is recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated and combined financial statements. The changes in the estimated fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. See Note 7 for a discussion of contingent consideration arrangements.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The 2015, 2014 and 2013 annual assessments identified no material impairments. The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $1.3 billion and $243.7 million, respectively, at December 31, 2015.
The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company elected to forgo the option to qualitatively assess the goodwill of its two reporting units, Dating and Non-dating, as of October 1, 2015 and determined the fair value of each reporting unit. For the Company's annual goodwill test at October 1, 2014, a qualitative assessment of the Non-dating reporting unit's goodwill was performed. It was determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value based primarily on valuations of the reporting unit that were prepared immediately prior to October 1, 2014, in August and September 2014. For the Dating reporting unit, the Company elected to forgo the option to qualitatively assess goodwill and determined the fair value as of October 1, 2014. As of October 1, 2015, the fair value of each of the Company's reporting units exceeds its carrying values by more than 20%. When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, goodwill must be tested for impairment using a two-step process.
The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rate used in the Company's annual goodwill impairment assessment was 12% in 2015 and 16% in 2014. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics and brand strength operating in their respective sectors.
If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.
Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value. A primary driver in the DCF valuation analyses and the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability. Generally, the Company would expect an impairment if forecasted revenue and profitability are no longer expected to be achieved and as a result, the carrying value of a reporting unit(s) exceeds its fair value. This assessment would be based, in part, upon the performance of its businesses relative to budget, the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company also has the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF valuation analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in 2015 and 10% to 20% in 2014, and the royalty rates used ranged from 3% to 7% in both 2015 and 2014.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The carrying value of property and equipment and definite-lived intangible assets is $80.8 million at December 31, 2015.
Income Taxes
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2015, the Company has unrecognized tax benefits of $26.2 million, including interest. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2015, the balance of deferred tax liabilities, net, is $23.2 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
Stock-Based Compensation
Stock-based compensation expense reflected in our consolidated and combined statement of operations consists of expense related to the Company's stock options and RSUs, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and PSUs held by Match Group employees.
As disclosed in Note 12 to the consolidated and combined financial statements, the Company estimates the fair value of stock options using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2015, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one year increase in the weighted average expected term of the outstanding options would be an increase of $2.2 million, $9.9 million and $6.2 million, respectively. The Company also issues RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation expense over the vesting term.
Prior to the IPO, the equity awards that relate to the Company's common stock or the common stock of certain of our subsidiaries were settleable in shares of IAC common stock having a value equal to the difference between the exercise price and the fair market value of our common stock or that of the relevant subsidiary at the date of exercise. Upon completion of the IPO, the options that relate to the Company's common stock have been adjusted in accordance with their terms to provide that the awards are exercisable for shares of our common stock, and the equity awards that relate to these subsidiaries provide that the awards are settleable, at IAC’s election, in shares of IAC common stock or in shares of the Company's common stock. To the extent shares of IAC common stock are issued in settlement of these awards, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional shares of our common stock. Therefore, the number of shares issued by the Company to settle these awards will be the same whether issued to IAC as reimbursement or directly to equity award holders.
The aggregate number of Match Group common shares that would have been required to settle these interests at estimated fair values on December 31, 2015, including vested and unvested interests (and without giving effect to the withholding of shares to cover withholding taxes), is 18.2 million shares (the substantial majority of which relate to Tinder). The number of shares ultimately needed to settle these awards can vary from the estimated number as a result both of movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. Assuming no change in the value of the Company’s common stock, if the fair value of these subsidiaries were 10% higher or lower than the Company’s December 31, 2015 fair value estimate, the number of shares required to settle these awards would increase or decrease by 2.4 million shares. Assuming no change in the estimated fair value of these subsidiaries, if the Company’s stock price were 10% higher or lower the number of shares required to settle these awards would decrease by 1.7 million shares and increase by 2.0 million shares, respectively.
Marketable Securities and Long-term Investments
At December 31, 2015, marketable securities consist of an equity security. Long-term investments include three cost method investments.
Marketable securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. Additionally, the Company evaluates its cost method investments for indicators of impairment on a quarterly basis, and recognizes an impairment loss if the decline in value is deemed to be other-than-temporary. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of our investments to decline.
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to consolidated and combined financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt, including current maturities.
At December 31, 2015, the Company's outstanding debt was $1.245 billion, which consists of an $800 million Term Loan, including $40 million of current maturities, which bears interest at a variable rate and $445.2 million of Match Group Senior Notes, which bears interest at a fixed rate. If market rates decline, the Company runs the risk that the related required payments on our fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $24.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. LIBOR, at December 31, 2015, for similar borrowings of three months was approximately 60 basis points. If LIBOR were to increase by 100 basis points, the annual interest payments on the Term Loan would increase by 60 basis points or $4.8 million in 2016. If LIBOR decreased annual interest payments on the Term Loan would remain the same because of the 1% floor. Such potential changes in interest payments are based on the quarterly amortization schedule and certain simplifying assumptions, including a constant rate of variable-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union. For the year ended December 31, 2015, international revenue accounted for 32% of consolidated revenue. Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 16% lower in 2015 than 2014. The decrease had a significant impact to revenue. Total revenue, Dating revenue and International Dating Revenue would have increased approximately 20%, 15% and 21%, respectively, as compared to the reported increases of 15%, 9% and 3%, respectively, had the foreign currency exchange rates been the same during 2014.
Foreign currency exchange gains and losses included in the Company's earnings for the years ended December 31, 2015, 2014 and 2013 are gains of $9.9 million and $10.9 million and losses of $1.7 million, respectively. Included in the December 31, 2015 and 2014 amounts are a foreign currency exchange gain of $7.6 million and $8.3 million, respectively, related to a €53 million 5.00% Note that was issued to an IAC subsidiary on April 8, 2014 in connection with the financing of the purchase of the remaining publicly traded shares of Meetic. This related party debt was a liability of one of the Company's subsidiaries with a U.S. dollar functional currency and the gain was due to the significant strengthening of the U.S. dollar versus the Euro in 2015. This related party debt was repaid to IAC prior to the Company's IPO in the fourth quarter of 2015.
Historically, the Company has not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Match Group, Inc.
We have audited the accompanying consolidated and combined balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Match Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
New York, New York
March 28, 2016

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEET

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$88,173	$127,630
Marketable securities	11,622	—
Accounts receivable, net of allowance of $1,739 and $1,133, respectively	65,851	33,735
Other current assets	39,049	27,812
Total current assets	204,695	189,177
Property and equipment, net	48,067	42,997
Goodwill	1,292,775	793,763
Intangible assets, net	276,408	207,613
Long-term investments	55,569	62,979
Other non-current assets	48,488	5,580
TOTAL ASSETS	$1,926,002	$1,302,109
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current portion of long-term debt	$40,000	$—
Accounts payable	25,767	11,797
Deferred revenue	169,321	134,790
Accrued expenses and other current liabilities	118,556	94,719
Total current liabilities	353,644	241,306
Long-term debt, net of current maturities	1,193,481	—
Long-term debt, related party	—	190,586
Income taxes payable	9,670	11,442
Deferred income taxes	34,947	41,875
Other long-term liabilities	49,542	13,446

Redeemable noncontrolling interests	5,907	3,678

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 38,343,333 shares issued and outstanding at December 31, 2015 and 161,130,000 shares issued and outstanding at December 31, 2014 on a pro forma basis	38	—
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding at December 31, 2015 and no shares issued and outstanding at December 31, 2014	210	—
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	404,771	—
Retained earnings	10,612	—
Invested capital	—	877,635
Accumulated other comprehensive loss	(136,820)	(78,048)
Total Match Group, Inc. shareholders' equity or invested capital	278,811	799,587
Noncontrolling interests	—	189
Total shareholders' equity or invested capital	278,811	799,776
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,926,002	$1,302,109
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$1,020,431	$888,268	$803,089
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	177,988	120,024	85,945
Selling and marketing expense	359,598	335,107	321,870
General and administrative expense	175,857	117,890	93,641
Product development expense	67,348	49,738	42,973
Depreciation	25,983	25,547	20,202
Amortization of intangibles	20,101	11,395	17,125
Total operating costs and expenses	826,875	659,701	581,756
Operating income	193,556	228,567	221,333
Interest expense—third party	(18,049)	—	—
Interest expense—related party	(8,009)	(25,541)	(34,307)
Other income, net	11,887	12,610	217
Earnings before income taxes	179,385	215,636	187,243
Income tax provision	(58,898)	(67,277)	(60,616)
Net earnings	120,487	148,359	126,627
Net earnings attributable to noncontrolling interests	(104)	(595)	(1,624)
Net earnings attributable to Match Group, Inc. shareholders	$120,383	$147,764	$125,003

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.69	$0.92	$0.78
Diluted	$0.65	$0.88	$0.76

Stock-based compensation expense by function:
Cost of revenue	$490	$396	$1,012
Selling and marketing expense	6,787	194	562
General and administrative expense	36,530	17,326	8,520
Product development expense	6,276	2,935	2,134
Total stock-based compensation expense	$50,083	$20,851	$12,228
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net earnings	$120,487	$148,359	$126,627
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(63,223)	(60,101)	6,152
Change in fair value of available-for-sale security	4,212	(1,950)	702
Total other comprehensive (loss) income	(59,011)	(62,051)	6,854
Comprehensive income	61,476	86,308	133,481
Comprehensive loss (income) attributable to noncontrolling interests	135	(204)	(3,918)
Comprehensive income attributable to Match Group, Inc. shareholders	$61,611	$86,104	$129,563

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

		Match Group, Inc. Shareholders' Equity or Invested Capital
		Common Stock $0.001 Par Value			Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Shares (Pro forma)(a)	$	Shares	Additional Paid-in Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive (Loss) Income	Total Match Group Inc. Shareholders' Equity or Invested Capital	Noncontrolling Interests	Total Shareholders' Equity or Invested Capital

Balance as of December 31, 2012	$40,958	$—	—	157,582	$—	—	$—	$—	$717,350	$(20,948)	$696,402	$50,907	$747,309
Net earnings for the year ended December 31, 2013	417	—	—	—	—	—	—	—	125,003	—	125,003	1,207	126,210
Other comprehensive income, net of tax	927	—	—	—	—	—	—	—	—	4,560	4,560	1,367	5,927
Purchase of redeemable noncontrolling interests	(40,182)	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(12,371)	(12,371)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	19,254	—	—	—	—	—	—	—	(21,563)	—	(21,563)	2,309	(19,254)
Transfer from noncontrolling interests to redeemable noncontrolling interests	2,874	—	—	—	—	—	—	—	—	—	—	(2,874)	(2,874)
Net increase in IAC/InterActiveCorp's investment in Match Group, Inc.	—	—	—	3,013	—	—	—	—	30,959	—	30,959	—	30,959
Other	—	—	—	—	—	—	—	—	—	—	—	1,120	1,120
Balance as of December 31, 2013	24,248	—	—	160,595	—	—	—	—	851,749	(16,388)	835,361	41,665	877,026
Net earnings for the year ended December 31, 2014	595	—	—	—	—	—	—	—	147,764	—	147,764	—	147,764
Other comprehensive (loss) income, net of tax	(494)	—	—	—	—	—	—	—	—	(61,660)	(61,660)	103	(61,557)
Purchase of redeemable noncontrolling interests	(41,743)	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(50,662)	(50,662)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	21,072	—	—	—	—	—	—	—	(30,441)	—	(30,441)	9,369	(21,072)
Net decrease in IAC/InterActiveCorp's investment in Match Group, Inc.	—	—	—	535	—	—	—	—	(91,437)	—	(91,437)	—	(91,437)
Other	—	—	—	—	—	—	—	—	—	—	—	(286)	(286)
Balance as of December 31, 2014	3,678	—	—	161,130	—	—	—	—	877,635	(78,048)	799,587	189	799,776
Net earnings for the year ended December 31, 2015	104	—	—	—	—	—	—	35,593	84,790	—	120,383	—	120,383
Other comprehensive loss, net of tax	(239)	—	—	—	—	—	—	—	—	(58,772)	(58,772)	—	(58,772)
Stock-based compensation expense	5,067	—	—	—	—	—	15,802	—	22,974	—	38,776	—	38,776
Purchase of redeemable noncontrolling interests	(2,864)	—	—	—	—	—	—	—	—	—	—	—	—
Transfer from noncontrolling interests to redeemable noncontrolling interests	189	—	—	—	—	—	—	—	—	—	—	(189)	(189)
Net (decrease) increase in IAC/InterActiveCorp's investment in Match Group, Inc.	—	—	—	12,678	—	—	(17,119)	—	105,970	—	88,851	—	88,851
Capital contribution from IAC/InterActiveCorp to partially fund the acquisition of PlentyOfFish	—	—	—	—	36	36,111	344,964	—	—	—	345,000	—	345,000
Capitalization as a result of IPO	—	—	—	(173,808)	174	173,808	1,091,172	—	(1,091,346)	—	—	—	—
Dividend to IAC/InterActiveCorp	—	—	—	—	—	—	(1,442,787)	(24,981)	—	—	(1,467,768)	—	(1,467,768)
Issuance of common stock in connection with IPO	—	38	38,333	—	—	—	428,245	—	—	—	428,283	—	428,283
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	10	—	—	—	104	—	—	—	104	—	104
Repurchase of stock-based awards	—	—	—	—	—	—	(23,431)	—	—	—	(23,431)	—	(23,431)
Income tax benefit related to stock-based awards	—	—	—	—	—	—	7,821	—	—	—	7,821	—	7,821
Other	(28)	—	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Balance as of December 31, 2015	$5,907	$38	38,343	—	$210	209,919	$404,771	$10,612	$—	$(136,820)	$278,811	$—	$278,811
___________________________
(a) Common stock prior to the IPO was presented as a component of Invested Capital as the financial statements were prepared on a combined basis. Pro forma common stock is being presented for informational purposes.
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net earnings	$120,487	$148,359	$126,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	50,083	20,851	12,228
Depreciation	25,983	25,547	20,202
Amortization of intangibles	20,101	11,395	17,125
Excess tax benefits from stock-based awards	(38,384)	(5,319)	(10,763)
Deferred income taxes	(22,530)	(5,904)	(3,651)
Acquisition-related contingent consideration fair value adjustments	(11,056)	(12,912)	343
Other adjustments, net	(882)	(9,016)	255
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(29,344)	2,399	(3,651)
Other assets	(11,281)	(10,551)	(155)
Accounts payable and accrued expenses and other current liabilities	31,716	(7,980)	(972)
Income taxes payable	36,377	8,103	4,808
Deferred revenue	37,812	8,643	12,401
Net cash provided by operating activities	209,082	173,615	174,797
Cash flows from investing activities:
Acquisitions, net of cash acquired	(611,324)	(114,051)	(32,145)
Capital expenditures	(29,156)	(21,793)	(19,807)
Purchases of long-term investments	—	(4,536)	—
Other, net	(8,382)	180	(2,034)
Net cash used in investing activities	(648,862)	(140,200)	(53,986)
Cash flows from financing activities:
Borrowings under term loan facility	788,000	—	—
Debt issuance costs	(17,174)	—	—
Fees and expenses related to note exchange	(6,954)	—	—
Proceeds from initial public offering, net of fees and expenses	428,789	—	—
Cash dividend to IAC	(1,022,500)	—	—
Transfers (to) from IAC	(86,012)	(108,723)	9,653
Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	500,000	—	—
(Repayment of) proceeds from related party debt	(182,509)	111,586	—
Excess tax benefits from stock-based awards	38,384	5,319	10,763
Purchase of noncontrolling interests	(2,864)	(33,165)	(52,552)
Repurchase of stock-based awards	(23,431)	—	—
Acquisition-related contingent consideration payments	(5,510)	(7,373)	—
Funds returned from (transferred to) escrow for Meetic tender offer	—	12,354	(71,512)
Other, net	—	(56)	(1,614)
Net cash provided by (used in) financing activities	408,219	(20,058)	(105,262)
Effect of exchange rate changes on cash and cash equivalents	(7,896)	(10,953)	2,513
Net (decrease) increase in cash and cash equivalents	(39,457)	2,404	18,062
Cash and cash equivalents at beginning of period	127,630	125,226	107,164
Cash and cash equivalents at end of period	$88,173	$127,630	$125,226
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc. is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and FriendScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. Match Group operates in two segments: Dating and Non-dating.
Through the brands within our Dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other countries around the world. We provide these services through websites and applications that we own and operate. The Non-dating business consists of The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services.
On November 24, 2015, the Company completed its initial public offering ("IPO") of 38.3 million shares of its common stock at a price of $12.00 per share for proceeds, net of fees and expenses, of $428.3 million. Following the completion of the IPO, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 84.6% and 98.2%, respectively.
All references to "Match Group," the "Company," "we," "our," or "us" in this report are to Match Group, Inc.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company's financial statements were prepared on a consolidated basis beginning October 1, 2015 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization of the entities included in Match Group, at the time of the IPO, was not completed until October 1, 2015. The preparation of financial statements on a combined basis for periods prior thereto allows for the financial statements to be presented on a consistent basis for all periods presented. The combined financial statements reflect the historical financial position, results of operations and cash flows of Match Group's businesses since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
The consolidated and combined financial statements reflect the allocation to Match Group of certain IAC corporate expenses relating to Match Group based on the historical financial statements and accounting records of IAC through the date of the IPO. Management believes the assumptions underlying the historical consolidated and combined financial statements, including the basis on which expenses have been allocated from IAC are reasonable and that these consolidated and combined financial statements reflect all adjustments, consisting of normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the years presented.
For the purposes of these financial statements, income taxes have been computed for Match Group on an as if stand-alone, separate tax return basis.
All intercompany transactions and balances between and among the Company, its subsidiaries and the entities comprising Match Group have been eliminated.
Accounting for Investments
Investments in common stock or in-substance common stock of entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Investments in companies that the Company does not control, which are not in the form of common stock or in-substance common stock, are also accounted for using the cost method. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

competition; going concern considerations such as financial condition and the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair value of long-term investments; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the fair value of acquisition-related contingent consideration; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company’s Dating revenue is primarily derived directly from users in the form of recurring membership fees.
Membership revenue is presented net of credits and credit card chargebacks. Members pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for memberships are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to six months. Deferred revenue at the Dating business is $144.4 million and $117.9 million at December 31, 2015 and 2014, respectively. The Company also earns revenue from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Non-dating revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are recognized based on usage. Deferred revenue at the Non–dating business is $25.7 million and $18.0 million at December 31, 2015 and 2014, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments with maturities of less than 91 days from the date of purchase. Cash equivalents at December 31, 2015 consist of international money market funds.
Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	2 to 3 years
Furniture and other equipment	3 to 10 years
Leasehold improvements	6 to 7 years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $20.7 million and $20.9 million at December 31, 2015 and 2014, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill.
In connection with some business combinations, the Company has entered into contingent consideration arrangements that are included in the determination of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated and combined financial statements. The changes in the estimated fair value of the contingent consideration arrangements for each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. See Note 7 for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The 2015, 2014 and 2013 annual assessments identified no material impairments. For all periods presented, the Company has two reporting units: Dating and Non-dating.
The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company elected to forgo the option to qualitatively assess the goodwill of its two reporting units, Dating and Non-dating, as of October 1, 2015 and determined the fair value of each reporting unit. For the Company's annual goodwill test at October 1, 2014, a qualitative assessment of the Non-dating reporting unit's goodwill was preformed. It

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

was determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value based primarily on valuations of the reporting unit that were prepared immediately prior to October 1, 2014, in August and September 2014. For the Dating reporting unit, the Company elected to forgo the option to qualitatively assess goodwill and determined the fair value as of October 1, 2014. The discount rate used in the Company's annual goodwill impairment assessment was 12% in 2015 and 16% in 2014. As of October 1, 2015, the fair value of each of the Company's reporting units exceeds its carrying values by more than 20%.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, the fair value of the reporting unit has to be determined and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. When the Company evaluates the potential for goodwill impairment using a qualitative assessment it considers factors including, but not limited to, the fair values of recent valuations, changes in the reporting unit's financial performance, forecasts, key personnel, and strategy, as well as changes in the industry conditions, including competition and demand for the reporting unit's services, and macroeconomic conditions.
The Company determines the fair value of its reporting units using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on each of the reporting unit's current results and forecast, as well as macroeconomic and industry specific factors. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics and brand strength operating in their respective sectors.
While the Company also has the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF valuation analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in 2015 and 10% to 20% in 2014, and the royalty rates used ranged from 3% to 7% in both 2015 and 2014.

Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted prices for identical assets and liabilities in active markets.

•
Level 2: Other inputs which are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See Note 7 for a discussion of fair value measurements made using Level 3 inputs.

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our websites. Advertising expense was $323.9 million, $309.4 million and $297.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
Match Group is a member of IAC's consolidated federal and state income tax returns. In all periods presented, current and deferred income tax expense has been computed for Match Group on an as if stand-alone, separate return basis.
The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Match Group shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are combined using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the reporting period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated and combined statement of operations as a component of "Other income, net".
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. Such gains totaled $2.2 million during the year ended December 31, 2015, and were included in "Other income, net" in the accompanying consolidated and combined statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 12 for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company should ordinarily be reported on the consolidated and combined balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, if redemption of the noncontrolling interest is outside the control of the Company, the interests are included outside of shareholders' equity in the accompanying consolidated and combined balance sheet.
In connection with the acquisition of certain subsidiaries, current and former senior management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase these interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. No put and call arrangements were exercised during 2015 or 2014. During 2013, one of these arrangements was exercised. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital/invested capital. During the years ended December 31, 2015, 2014 and 2013, the Company recorded adjustments of less than $(0.1) million, $21.1 million and $19.3 million, respectively, to (decrease) increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Certain Risks and Concentrations
The Company's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are principally maintained with financial institutions that are not covered by deposit insurance.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated and combined financial statements or the method and timing of adoption.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separately classified into a current amount and a non-current amount in the balance sheet. The new guidance is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and may be applied prospectively or retrospectively. The Company has elected to early adopt the guidance as of December 31, 2015 and to apply the guidance retrospectively to all periods presented. The adoption of ASU 2015-17 did not have a material effect on the Company's consolidated and combined financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated and combined financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.
NOTE 3—INCOME TAXES
Match Group is a member of IAC's consolidated federal and state income tax returns. In all periods presented, current income tax provision and deferred income tax benefit have been computed for Match Group on an as if stand-alone, separate return basis. Match Group's payments to IAC for its share of IAC's consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.
U.S. and foreign earnings before income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$149,340	$147,210	$152,645
Foreign	30,045	68,426	34,598
Total	$179,385	$215,636	$187,243
The components of the provision for income taxes are as follows:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current income tax provision:
Federal	$68,420	$53,579	$49,140
State	7,336	6,045	3,856
Foreign	5,672	13,557	11,271
Current income tax provision	81,428	73,181	64,267
Deferred income tax (benefit) provision:
Federal	(15,131)	(4,188)	722
State	(1,735)	(159)	197
Foreign	(5,664)	(1,557)	(4,570)
Deferred income tax benefit	(22,530)	(5,904)	(3,651)
Income tax provision	$58,898	$67,277	$60,616
Current income tax payable was reduced by $38.4 million, $5.3 million, and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, for excess tax deductions attributable to stock-based compensation which is included as financing activity on the consolidated and combined statement of cash flows.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for net operating losses.

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Accrued expenses	$8,088	$6,936
Net operating loss carryforwards	33,373	32,147
Stock-based compensation	25,269	13,142
Fair value investments	2,129	3,708
Other	5,627	3,172
Total deferred tax assets	74,486	59,105
Less valuation allowance	(23,244)	(24,805)
Net deferred tax assets	51,242	34,300
Deferred tax liabilities:
Intangible and other assets	(73,172)	(69,131)
Other	(1,230)	(6,028)
Total deferred tax liabilities	(74,402)	(75,159)
Net deferred tax liabilities	$(23,160)	$(40,859)
At December 31, 2015, the Company has federal and state net operating losses ("NOLs") of $25.4 million and $10.7 million, respectively. If not utilized, the federal NOLs will expire at various times between 2031 and 2034, and the state NOLs will expire at various times between 2016 and 2035. Utilization of federal and state NOLs will be subject to limitations under Section 382 of the Internal Revenue Code and applicable state law. At December 31, 2015, the Company has foreign NOLs of $84.9 million available to offset future income. Of these foreign NOLs, $78.7 million can be carried forward indefinitely and

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

$6.2 million will expire at various times between 2016 and 2035. During 2015, the Company recognized tax benefits related to NOLs of $2.7 million.
During 2015, the Company's valuation allowance increased by $1.6 million primarily due to a decrease in unbenefited unrealized losses. At December 31, 2015, the Company has a valuation allowance of $23.5 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$62,785	$75,472	$65,535
Change in tax reserves, net	(595)	(283)	(4,524)
State income taxes, net of effect of federal tax benefit	3,626	3,826	2,814
Foreign income taxed at a different statutory rate	(2,699)	(975)	(976)
Non-taxable contingent consideration fair value adjustments	(3,898)	(4,439)	—
Non-taxable foreign currency exchange gains	(3,776)	(4,107)	—
Other, net	3,455	(2,217)	(2,233)
Income tax provision	$58,898	$67,277	$60,616
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $269.3 million at December 31, 2015. The estimated amount of the unrecognized deferred income tax liability with respect to such earnings would be $43.6 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1,	$10,935	$11,215	$16,788
Additions based on tax positions related to the current year	2,903	201	1,188
Additions for tax positions of prior years	12,846	490	665
Reductions for tax positions of prior years	(902)	(60)	(12)
Settlements	—	—	(4,724)
Expiration of applicable statute of limitations	(874)	(911)	(2,690)
Balance at December 31,	$24,908	$10,935	$11,215
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both December 31, 2015 and 2014, the Company had accrued $1.3 million and $1.2 million, respectively, for the payment of interest. At December 31, 2015 and 2014, the Company had accrued $1.8 million and $2.4 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC's federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. Various other jurisdictions are open to examination for various

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At December 31, 2015 and 2014, unrecognized tax benefits, including interest, were $26.2 million and $12.1 million, respectively. At December 31, 2015 and 2014, approximately $16.4 million and $0.7 million, respectively, were included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2015 are subsequently recognized, $25.8 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2014 was $11.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.4 million by December 31, 2016, primarily due to expirations of statutes of limitations.
NOTE 4—BUSINESS COMBINATION
On October 28, 2015, the Company completed the purchase of all the outstanding shares of Plentyoffish Media Inc. ("PlentyOfFish"), a leading provider of subscription-based and ad-supported online personals servicing North America, Europe, Latin America and Australia. Services are provided through websites and mobile applications that PlentyOfFish owns and operates. The purchase price was $575 million in cash, subject to a working capital adjustment not yet finalized.
The financial results of PlentyOfFish are included in Match Group's consolidated financial statements, within the Dating segment, beginning October 28, 2015. For the year ended December 31, 2015, the Company included $8.0 million of revenue and $0.7 million net earnings in its consolidated statement of operations related to PlentyOfFish. The estimated fair value of the assets acquired and liabilities assumed of PlentyOfFish reflected in the consolidated balance sheet at December 31, 2015 are preliminary. The Company is in the process of completing its determination of the fair values of assets acquired and liabilities assumed and the preliminary fair values are subject to revision. These fair values are expected to be finalized in the first quarter of 2016.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$4,626
Other current assets	4,460
Computer and other equipment	2,990
Goodwill	489,494
Intangible assets	84,100
Other non-current assets	1,073
Total assets	586,743
Current liabilities	(6,418)
Other long-term liabilities	(5,325)
Net assets acquired	$575,000
The purchase price was based on the expected financial performance of PlentyOfFish, not on the value of the net identifiable assets at the time of acquisition, which resulted in a significant portion of the purchase price being attributed to goodwill. The expected financial performance of PlentyOfFish reflects that it is complementary and synergistic to the existing Dating businesses.
Intangible assets are as follows:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	(In thousands)	Weighted-Average Useful Life (Years)
Indefinite-lived trade name	$66,300	Indefinite
Customer relationships	10,100	Less than 1
New registrants	3,100	Less than 1
Non-compete agreement	3,000	5
Developed technology	1,600	2
Total intangible assets acquired	$84,100
PlentyOfFish's other current assets, property and equipment, other non-current assets, current liabilities and other long-term liabilities were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of trade names, customer relationships and the non-compete agreement were determined using variations of the income approach; specifically, in respective order, the relief from royalty, excess earnings and with or without methodologies. The fair values of new registrants and developed technology were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
Pro forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of Match Group and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2014. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition actually occurred on the date specified above. For the years ended December 31, 2015 and 2014, pro forma adjustments reflected below include increases of $1.4 million and $14.6 million, respectively, in amortization of intangible assets.

	Years Ended December 31,
	2015	2014
	(In thousands, except per share data)
Revenue	$1,098,785	$936,614
Net earnings attributable to Match Group, Inc. shareholders	156,510	156,444
Basic earnings per share attributable to Match Group, Inc. shareholders	0.90	0.97
Diluted earnings per share attributable to Match Group, Inc. shareholders	0.85	0.93
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2015	2014
	(In thousands)
Goodwill	$1,292,775	$793,763
Intangible assets with indefinite lives	243,697	180,558
Intangible assets with definite lives, net	32,711	27,055
Total goodwill and intangible assets, net	$1,569,183	$1,001,376
The following table presents the balance of goodwill, by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2015:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Balance at December 31, 2014	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2015
	(In thousands)
Dating	$718,129	$549,146	$—	$(48,895)	$1,218,380
Non-dating	75,634	2,475	(3,711)	(3)	74,395
Total	$793,763	$551,621	$(3,711)	$(48,898)	$1,292,775
Dating additions primarily related to the acquisitions of PlentyOfFish and Eureka.
The following table presents the balance of goodwill, by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2014:

	Balance at December 31, 2013	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2014
	(In thousands)
Dating	$751,005	$12,371	$(350)	$(44,897)	$718,129
Non-dating	16,741	60,462	(1,581)	12	75,634
Total	$767,746	$72,833	$(1,931)	$(44,885)	$793,763
Dating additions primarily related to the acquisition of FriendScout24. Non-dating additions primarily relate to the acquisition of The Princeton Review.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2015 and 2014, intangible assets with definite lives were as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Customer lists	$23,502	$(8,113)	$15,389	2.3
Trade names	11,406	(6,501)	4,905	2.6
Content	9,802	(3,508)	6,294	4.0
Technology	6,333	(4,472)	1,861	2.4
Other	4,900	(638)	4,262	5.0
Total	$55,943	$(23,232)	$32,711	2.9

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Customer Lists	$19,060	$(10,797)	$8,263	2.9
Trade names	8,627	(3,001)	5,626	2.8
Content	9,802	(1,024)	8,778	4.0
Technology	5,390	(2,744)	2,646	2.5
Other	2,000	(258)	1,742	4.8
Total	$44,879	$(17,824)	$27,055	3.1
At December 31, 2015, estimated amortization expense for intangible assets with definite lives for each of the next five succeeding years and thereafter is as follows:

(In thousands)
2016	$21,699
2017	6,985
2018	2,600
2019	926
2020 and thereafter	501
Total	$32,711

NOTE 6—MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
Marketable securities at December 31, 2015 consist of an equity security. At December 31, 2014 this security was classified as a long-term investment in the accompanying consolidated and combined balance sheet. The cost basis of the Company's equity security at December 31, 2015 and 2014 was $8.7 million, with a gross unrealized gain of $3.0 million and a gross unrealized loss of $1.2 million, respectively. The gross unrealized gain at December 31, 2015 and gross unrealized loss at December 31, 2014 are included in "Accumulated other comprehensive loss" in the accompanying consolidated and combined balance sheet.
Long-term investments consist of:

	December 31,
	2015	2014
	(In thousands)
Cost method investments	$55,569	$55,569
Long-term marketable equity security	—	7,410
Total long-term investments	$55,569	$62,979
The Company has a 21% interest in the voting common stock of Zhenai Inc. ("Zhenai"), a leading provider of online dating and matchmaking services in China. However, given the significance of our interest relative to other shareholders, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,649	$—	$—	$3,649
Marketable securities:
Equity security	11,622	—	—	11,622
Total	$15,271	$—	$—	$15,271

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,993)	$(28,993)

	December 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$57,057	$—	$—	$57,057
Time deposits	—	13,405	—	13,405
Long-term investments:
Marketable equity security	7,410	—	—	7,410
Total	$64,467	$13,405	$—	$77,872

Liabilities:
Contingent consideration arrangements	$—	$—	$(20,615)	$(20,615)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2015	2014
	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1,	$(20,615)	$(43,625)
Total net gains:
Fair value adjustments	11,056	12,912
Foreign currency exchange gains	626	—
Included in other comprehensive (loss) income	1,872	3,025
Fair value at date of acquisition	(27,442)	(300)
Settlements	5,510	7,373
Balance at December 31,	$(28,993)	$(20,615)
Contingent consideration arrangements
As of December 31, 2015, there are five contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements was $168.2 million and the fair value at December 31, 2015 was $29.0 million. The contingent consideration arrangements are based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements.
The most significant of the five contingent consideration arrangements, in terms of maximum contingent payments, relates to the acquisition, on January 4, 2013, of Massive Media NV, which operates Twoo.com, a social discovery website that allows its users to meet new people. The Twoo.com contingent consideration arrangement is payable in three annual installments, which began in 2014. Payments are based upon EBITDA and number of monthly active users. The 2015 and 2014 installments of $5.5 million and $7.4 million were paid in the second quarters of 2015 and 2014, respectively. The remaining aggregate amount of the 2016 installment payment cannot exceed €72.9 million ($79.9 million at December 31, 2015). Based on 2015 results, the Company will not be required to make additional payments with respect to this contingent consideration arrangement.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. The contingent consideration arrangements liability of $29.0 million at December 31, 2015 is long-term in nature and is included in “Other long-term liabilities” in the accompanying consolidated and combined balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$(40,000)	$(39,850)	$—	$—
Long-term debt, net of current maturities	(1,193,481)	(1,204,548)	—	—
Long-term debt, related party	—	—	(190,586)	(185,425)
The fair value of long-term debt including current maturities is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs. The fair value of long-term debt, related party was estimated by discounting the future cash flows based on current market conditions.
NOTE 8—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2015	2014
	(In thousands)
Term Loan, final payment due November 16, 2022	$800,000	$—
6.75% Senior Notes due December 15, 2022 (the "Match Group Senior Notes"); interest payable each June 15 and December 15, which commences June 15, 2016	445,172	—
3.57% Notes (a)	—	79,000
5.00% Note (a)	—	64,586
5.90% Note (a)	—	47,000
Total long-term debt	1,245,172	190,586
Less: Current portion of long-term debt	40,000	—
Less: Net adjustment for remaining original issue discount on Term Loan and original issue premium related to the Match Exchange Offer	11,691	—
Total long-term debt, net of current maturities	$1,193,481	$190,586
______________________
(a) These related party notes were paid off in full prior to our IPO. See Note 17—Related Party Transactions.
On November 16, 2015, the Company completed a private exchange offer to eligible holders to exchange any and all of IAC's 4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"), for up to $500 million aggregate principal amount of Match Group Senior Notes issued by the Company (the "Match Exchange Offer"). Match Group exchanged $445.3 million of IAC's 2012 Senior Notes for $445.2 million of Match Group Senior Notes pursuant to the Match Exchange Offer. Prior to the IPO, the Company and certain of its domestic subsidiaries were guarantors of IAC’s 4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"), IAC's 2012 Senior Notes and IAC’s $300 million revolving credit facility (the "IAC Credit Facility"). Promptly following the closing of the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing IAC's 2013 and 2012 Senior Notes and IAC's Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indenture governing the Match Group Senior Notes contains covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group is not in compliance with the maximum leverage ratio of 5.0 to 1.0. At December 31, 2015, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On October 7, 2015, the Company entered into a credit agreement (the "Match Group Credit Agreement"), which provides for a five-year $500 million revolving credit facility (the "Match Group Credit Facility"). At December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the Match Group Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Match Group Credit Facility require the Company to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
On November 16, 2015, the Company amended and restated the Match Group Credit Agreement to provide for an $800 million, seven-year term loan (the "Term Loan"). Principal payments of $10 million under the Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Term Loan bears interest, at our option, at the base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due no less than semi-annually through the term of the loan. The Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank pari-passu with each other, and have priority over the Match Group Senior Notes.
There are additional covenants under the Match Group Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries.
At any time prior to December 15, 2017, the Match Group Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, the Match Group Senior Notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2017	102.375%
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
Long-term debt maturities are as follows:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Years Ending December 31,	(In thousands)
2016	$40,000
2017	40,000
2018	40,000
2019	40,000
2020	40,000
2021	40,000
2022	1,005,172
Total	1,245,172
Less: Current portion of long-term debt	40,000
Less: Net adjustment for remaining original issue discount on Term Loan and original issue premium related to the Match Exchange Offer	11,691
Total long-term debt, net of current maturities	$1,193,481
NOTE 9—SHAREHOLDERS' EQUITY
Description of Common Stock, Class B Convertible Common Stock and Class C Common Stock
The rights of holders of Match Group common stock, Class B common stock and Class C common stock are identical, except for voting rights, conversion rights and dividend rights. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class B common stock are entitled to ten votes per share on all matters to be voted upon by stockholders. Holders of Class C common stock have no voting rights, except as otherwise required by the laws of the State of Delaware, in which case holders of Class C common stock are entitled to one one-hundredth (1/100) of a vote per share. Holders of the Company's common stock, Class B common stock and Class C common stock do not have cumulative voting rights in the election of directors.
Shares of Match Group's Class B common stock are convertible into shares of our common stock at the option of the holder at any time on a share for share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of Match Group by means of a stock dividend on, or a stock split or combination of, our outstanding common stock or Class B common stock, or in the event of any merger, consolidation or other reorganization of Match Group with another corporation. Upon the conversion of a share of our Class B common stock into a share of our common stock, the applicable share of Class B common stock will be retired and will not be subject to reissue. Shares of common stock and Class C common stock have no conversion rights.
The holders of shares of Match Group common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such dividends as may be declared by Match Group's Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up, holders of the Company's common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2015, IAC holds 209.9 million shares of our Class B common stock, representing 100% of our outstanding Class B common stock, 84.6% of the ownership interest and 98.2% of the outstanding total voting power of the Company.
In the event that Match Group issues or proposes to issue any shares of Match Group common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in the agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company's non‑voting capital stock, with respect to issuances of our non‑voting capital stock.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Reserved Common Shares
In connection with equity compensation plans, 70.1 million shares of Match Group common stock are reserved at December 31, 2015.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1,	$(76,800)	$(1,248)	$(78,048)
Other comprehensive (loss) income	(60,793)	4,212	(56,581)
Amounts reclassified to earnings	(2,191)	—	(2,191)
Net current period other comprehensive (loss) income	(62,984)	4,212	(58,772)
Balance at December 31,	$(139,784)	$2,964	$(136,820)

	Year Ended December 31, 2014
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1,	$(17,090)	$702	$(16,388)
Other comprehensive loss	(59,710)	(1,950)	(61,660)
Balance at December 31,	$(76,800)	$(1,248)	$(78,048)
At December 31, 2015 and 2014, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$120,487	$120,487	$148,359	$148,359	$126,627	$126,627
Net earnings attributable to noncontrolling interests	(104)	(104)	(595)	(595)	(1,624)	(1,624)
Net earnings attributable to Match Group, Inc. shareholders	$120,383	$120,383	$147,764	$147,764	$125,003	$125,003

Denominator
Basic weighted average common shares outstanding	174,784	174,784	160,756	160,756	159,509	159,509
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	10,150	—	7,323	—	5,792
Dilutive weighted average common shares outstanding	174,784	184,934	160,756	168,079	159,509	165,301

Earnings per share attributable to Match Group, Inc. shareholders
Earnings per share	$0.69	$0.65	$0.92	$0.88	$0.78	$0.76
________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options or restricted stock units ("RSUs"). For the years ended December 31, 2015 and 2013, 5.2 million and 0.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended 2014, all potentially dilutive securities were included in the calculation of diluted earnings per share.

(b)
Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For the year ended December 31, 2015, less than 0.1 million PSUs that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met. For the year ended December 31, 2014 there were no outstanding PSUs. For the year ended December 31, 2013, all PSUs that were considered to be probable of vesting were included in the calculation of diluted earnings per share as their performance conditions had been met.

NOTE 12—STOCK-BASED COMPENSATION
The Company currently has one active stock and annual incentive plan, which became effective in 2015 upon the completion of the IPO. This plan replaces the 2009 and 2014 plans, which governed equity awards prior to the IPO. The 2015 plan covers stock options to acquire shares of Match Group common stock and RSUs, as well as provide for the future grant of these and other equity awards. The 2015 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2015, there were 16.6 million shares available for grant under the 2015 plan.
The 2015 plan has a stated term of ten years, and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options granted subsequent to September 1, 2015 will generally vest in four equal

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

annual installments over a four-year period. RSU awards have not been granted in significant numbers; each award vests in accordance with its terms. No RSU award has a vesting schedule of longer than four years.
Stock-based compensation expense recognized in the consolidated and combined statement of operations includes expense related to the Company's stock options and RSUs, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and PSUs held by Match Group employees. The amount of stock-based compensation expense is reduced by estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2015, there is $95.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
The total income tax benefit recognized in the accompanying consolidated and combined statement of operations for the years ended December 31, 2015, 2014 and 2013 related to stock-based compensation is $16.9 million, $7.9 million and $4.1 million, respectively.
Stock Options
Stock options outstanding at December 31, 2015 and changes during the year ended December 31, 2015 are as follows:

	December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2015(a)	16,912	$9.59
Granted	21,091	13.90
Exercised	(903)	7.70
Forfeited	(2,268)	12.35
Expired	—	—
Outstanding at December 31, 2015	34,832	$12.08	8.1	$65,456
Options exercisable	10,061	$8.85	5.4	$47,266
__________________________________________________________

(a)
Options outstanding and weighted average exercise price at January 1, 2015 have been adjusted to reflect the recapitalization of the Company’s equity that occurred prior to the completion of the IPO and distributions made by the Company to IAC.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Match Group's closing stock price on the last trading day of 2015 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015; this amount changes based on the fair market value of the Company's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 is $5.7 million, $10.7 million and $34.7 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2015	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2015	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
	(Shares in thousands)
$0.01 to $5.00	925	4.1	$4.11	925	4.1	$4.11
$5.01 to $10.00	4,966	3.5	7.68	4,602	3.4	7.63
$10.01 to $15.00	23,897	8.8	12.59	4,534	7.6	11.06
$15.01 to $20.00	5,044	9.7	15.44	—	—	—
	34,832	8.1	$12.08	10,061	5.4	$8.85
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. Prior to 2014, expected stock price volatilities were estimated based on historical stock price volatilities of peer companies that were chosen on the basis for their similarity to the Company in terms of consumer use, monetization model, margin and growth characteristics and brand strength. At the beginning of 2014, the Company concluded that the most relevant reference point for determining volatility was IAC’s historical volatility as a result of the Company representing a large percentage of the overall value of IAC. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Prior to the IPO expected term was based on the mid-point of the first and last windows for exercise. Following the IPO, expected term is based upon the historical exercise pattern of IAC’s employees for comparable awards, a ten years contractual life with vesting in four equal annual installments, because the Company does not have sufficient data to estimate an expected term for these awards. No dividends have been assumed. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	28%	29%	41%
Risk-free interest rate	1.3%	1.3%	0.8%
Expected term	4.1 years	4.2 years	4.2 years
Dividend yield	—%	—%	—%
On November 18, 2015, the Company granted 1.8 million market-based stock options to its Chairman and Chief Executive Officer. This award only vests if the price of Match Group common stock exceeds the relevant price threshold for a twenty-day consecutive period and the service requirement is met. The service requirement will be met in four equal annual installments beginning on the first anniversary of the grant date. The grant date fair value of this market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group's stock price. The inputs used to fair value this award includes expected volatility of 27%, risk-free interest rate of 2.3% and a 0% dividend yield. The expected term of this award is derived from the output of the option valuation model. Expense is recognized over the longer of the vesting period of each of the four installments or the derived service period. The derived service period of this award is 3 years.
Approximately 21.1 million, 5.6 million and 0.4 million stock options were granted by the Company during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 with exercise prices equal to the market prices of Match Group's common stock on the date of grant are $3.46, $5.21 and $4.98, respectively. There were no stock options issued during the years ended December 31, 2015, 2014 and 2013 with exercise prices greater than the market value of Match Group's common stock on the date of grant.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Cash received from stock option exercises and the related tax benefit realized for the period subsequent to the IPO through December 31, 2015 are $0.1 million and less than $0.1 million, respectively. For periods prior to the IPO no cash was received from the exercise of stock options because they were net settled in shares of IAC’s common stock. For the periods prior to the IPO the related tax benefit realized by the Company in 2015, 2014 and 2013 were $1.2 million, $1.7 million and $4.2 million, respectively.
RSUs
RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock and with the value of each RSU equal to the fair value of Match Group common stock at the date of grant. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Company recognizes expense for all RSU grants, which is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term.
Unvested RSUs outstanding at December 31, 2015 and changes during the year ended December 31, 2015 are as follows:

	RSUs
	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2015	—	$—
Granted	489	13.92
Unvested at December 31, 2015	489	$13.92
There were no RSUs granted or outstanding for the years ended December 31, 2014 and 2013.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
Stock options and stock settled stock appreciation rights denominated in the equity of Tinder, The Princeton Review and OkCupid have been granted to certain employees of these Match Group subsidiaries. These equity awards generally vest over a four-year period. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant subsidiary appreciates above the initial value utilized to determine the exercise price. These awards are granted with exercise prices of not less than the grant date fair value, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is recognized as stock-based compensation over the vesting term.
The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards. The plans for OkCupid and The Princeton Review generally provide that Match Group establishes the fair value of the awards; for Tinder, the settlement date fair value will be established by independent third parties or mutual agreement.
These subsidiary denominated awards, when exercised, are settled by Match Group issuing shares of its common stock equal in value to the intrinsic value of the award being settled, net of shares with a value equal to the minimum withholding taxes due, which taxes are remitted by Match Group to the government on behalf of the employees. At the time of settlement, IAC has the option to issue its own shares directly to the award holders, in which case Match Group would in turn issue its shares to IAC as reimbursement. In either settlement scenario, the same number of Match Group shares would be issued. With respect to Tinder, Match Group has the ability to extinguish its obligations to settle the Tinder awards if it completes an initial public offering of the stock of Tinder. In such an event, the Tinder denominated equity would be exercisable for shares of Tinder common shares, rather than being settled in Match Group common shares.
The final settlement date for OkCupid awards occurred in February 2016. The Princeton Review has liquidity events on an annual basis. Tinder’s initial liquidity event will occur sometime between May 2016 and May 2017, with subsequent events

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

occurring approximately every 18 months thereafter. The aggregate intrinsic value of all subsidiary denominated equity was $246.3 million and $226.8 million at December 31, 2015 and 2014, respectively. The aggregate number of Match Group common shares that would have been required to settle these interests at estimated fair values on December 31, 2015, including vested and unvested interests (and without giving effect to the withholding of shares to cover withholding taxes), is 18.2 million shares (the substantial majority of which relate to Tinder). The comparable amount at December 31, 2014 is 9.4 million shares. The number of shares ultimately needed to settle these awards can vary from the estimated number as a result both of movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. Assuming no change in the value of the Company’s common stock, if the fair value of these subsidiaries were 10% higher or lower than the Company’s December 31, 2015 fair value estimate, the number of shares required to settle these awards would increase or decrease by 2.4 million shares. Assuming no change in the estimated fair value of these subsidiaries, if the Company’s stock price were 10% higher or lower the number of shares required to settle these awards would decrease by 1.7 million shares and increase by 2.0 million shares, respectively.
During the third quarter of 2015, the Company modified certain subsidiary denominated vested equity awards and recognized a modification charge of $6.8 million. During the fourth quarter of 2015, the Company repurchased certain subsidiary denominated vested equity awards in exchange for $23.4 million in cash and fully vested modified equity awards and recognized a modification charge of $7.7 million. These modification charges are included in stock-based compensation for the year ended December 31, 2015.
During 2014, the Company granted to a non-employee an equity award denominated in shares of a subsidiary of the Company that is marked to market each reporting period. The award has a vesting multiple times a year and is fully vested in 2017. At December 31, 2015, the total fair value of this award, at current estimated fair value including vested and unvested interests, is $19.6 million.
IAC Denominated Stock Options
There were no IAC stock options granted by IAC to employees of Match Group for the years ended December 31, 2015 and 2014. Approximately 0.1 million IAC stock options were granted by IAC to employees of Match Group during the year ended December 31, 2013. The fair value of each stock option award is estimated on the grant date using the Black–Scholes option pricing model. IAC stock options are granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four year period and expire ten years from the date of grant.
In December 2013, IAC’s former Chief Executive Officer (the “Executive”) became Chairman of Match Group; in connection with the Executive’s compensation arrangement, the Executive exercised 0.5 million IAC stock options, which were settled by IAC for $9.2 million in cash. In January 2014, a portion of the Executive’s outstanding IAC stock options were canceled and replaced with equity denominated in a subsidiary of IAC and various subsidiaries of Match Group. The incremental expense associated with this modification was $7.4 million.
IAC Denominated RSUs and PSUs
Approximately 0.7 million and 0.1 million IAC RSUs and PSUs were granted by IAC to employees of Match Group during the years ended December 31, 2015 and 2013, respectively. There were no IAC RSUs or PSUs granted by IAC to employees of Match Group for the year ended December 31, 2014. RSUs and PSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU and PSU equal to the fair value of IAC common stock at the date of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
NOTE 13—SEGMENT INFORMATION
The Company has two operating segments, Dating and Non-dating, which are also the Company's two reportable segments. The Company’s Chairman, who is the chief operating decision maker, allocates resources and assesses performance at the segment level. Our Dating segment provides dating products and the Company’s Non–dating segment provides a variety of education services including test preparation, academic tutoring and college counseling services.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Dating	$909,705	$836,458	$788,197
Non-dating	110,726	51,810	14,892
Total	$1,020,431	$888,268	$803,089

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Income (Loss):
Dating	$212,981	$253,725	$230,273
Non-dating	(19,425)	(25,158)	(8,940)
Total	$193,556	$228,567	$221,333

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Adjusted EBITDA:(a)
Dating	$284,554	$289,287	$277,463
Non-dating	(5,887)	(15,839)	(6,232)
Total	$278,667	$273,448	$271,231

	December 31,
	2015	2014
	(In thousands)
Segment Assets:(b)
Dating	$318,062	$271,335
Non-dating	38,757	29,398
Total	$356,819	$300,733

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures:
Dating	$25,246	$19,734	$19,587
Non-dating	3,910	2,059	220
Total	$29,156	$21,793	$19,807
______________________________________________________________________________

(a)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Match Group's statement of operations of certain expenses.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue
United States	$695,149	$578,139	$516,589
All other countries	325,282	310,129	286,500
Total	$1,020,431	$888,268	$803,089
The United States is the only country whose revenue is greater than 10 percent of total revenue for the year ended December 31, 2015 and 2014. The only country, other than the United States, with greater than 10 percent of total revenue for the year ended December 31, 2013, was France with revenue of $81.4 million.

	December 31,
	2015	2014
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$28,169	$25,436
All other countries	19,898	17,561
Total	$48,067	$42,997
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $14.5 million as of both December 31, 2015 and 2014.
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments and to net earnings attributable to Match Group, Inc. shareholders:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Adjusted EBITDA	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Dating	$284,554	$(49,401)	$(19,791)	$(13,437)	$11,056	$212,981
Non-dating	(5,887)	(682)	(6,192)	(6,664)	—	(19,425)
Total	$278,667	$(50,083)	$(25,983)	$(20,101)	$11,056	193,556
Interest expense—third party						(18,049)
Interest expense—related party						(8,009)
Other income, net						11,887
Earnings before income taxes						179,385
Income tax provision						(58,898)
Net earnings						120,487
Net earnings attributable to noncontrolling interests						(104)
Net earnings attributable to Match Group, Inc. shareholders						$120,383

	Year Ended December 31, 2014
	Adjusted EBITDA	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Dating	$289,287	$(19,543)	$(21,502)	$(7,429)	$12,912	$253,725
Non-dating	(15,839)	(1,308)	(4,045)	(3,966)	—	(25,158)
Total	$273,448	$(20,851)	$(25,547)	$(11,395)	$12,912	228,567
Interest expense—third party						—
Interest expense—related party						(25,541)
Other income, net						12,610
Earnings before income taxes						215,636
Income tax provision						(67,277)
Net earnings						148,359
Net earnings attributable to noncontrolling interests						(595)
Net earnings attributable to Match Group, Inc. shareholders						$147,764

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2013
	Adjusted EBITDA	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Dating	$277,463	$(11,718)	$(19,991)	$(15,138)	$(343)	$230,273
Non-dating	(6,232)	(510)	(211)	(1,987)	—	(8,940)
Total	$271,231	$(12,228)	$(20,202)	$(17,125)	$(343)	221,333
Interest expense—third party						—
Interest expense—related party						(34,307)
Other income, net						217
Earnings before income taxes						187,243
Income tax provision						(60,616)
Net earnings						126,627
Net earnings attributable to noncontrolling interests						(1,624)
Net earnings attributable to Match Group, Inc. shareholders						$125,003
The following tables reconcile segment assets to total assets:

	December 31, 2015
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Dating	$318,062	$1,218,380	$219,797	$19,026	$1,775,265
Non-dating	38,757	74,395	23,900	13,685	150,737
Total	$356,819	$1,292,775	$243,697	$32,711	$1,926,002

	December 31, 2014
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Dating	$271,335	$718,129	$156,658	6,706	$1,152,828
Non-dating	29,398	75,634	23,900	20,349	149,281
Total	$300,733	$793,763	$180,558	$27,055	$1,302,109

NOTE 14—COMMITMENTS
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. In addition, future minimum lease payments include Match Group's allocable share of an IAC data center lease.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

(In thousands)
2016	$9,788
2017	10,583
2018	8,917
2019	5,359
2020	4,589
Thereafter	19,621
Total	$58,857
Expenses charged to operations under these agreements are $13.9 million, $14.7 million and $10.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 17 for additional information related to related party transactions.
The Company also has $0.3 million in funding commitments in the form of surety bonds that expire within twelve months of December 31, 2015.
NOTE 15—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 3 for additional information related to income tax contingencies.
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $27.4 million, $0.3 million and $40.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. See Note 7 for additional information on contingent consideration arrangements.
On November 16, 2015, the Company exchanged $445.3 million of IAC 2012 Senior Notes for $445.2 million of Match Group Senior Notes. See Note 8 for additional information on this note exchange.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash paid (received) during the year for:
Interest	$8,696	$7,017	$2,928
Income tax payments, including amounts paid to IAC for Match Group's share of IAC's consolidated tax liability	46,657	68,905	60,107
Income tax refunds	(1,583)	(3,826)	(647)
NOTE 17 —RELATED PARTY TRANSACTIONS
For periods prior to the IPO, the Company's consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC's accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Match Group's revenue as a percentage of IAC's total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $6.9 million, $6.6 million, and $6.2 million in the years ended December 31, 2015, 2014 and 2013, respectively, and are included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a stand-alone entity. Management considers the allocation method to be reasonable. For the period from the date of the IPO through December 31, 2015, the Company was charged $0.7 million by IAC for services rendered pursuant to the services agreement described below. This amount was paid in full by the Company at December 31, 2015.
The Company has entered into certain arrangements with IAC in the ordinary course of business for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.7 million, $1.0 million and $0.5 million in the years ended December 31, 2015, 2014 and 2013, respectively; and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $1.2 million in each of the years ended December 31, 2015, 2014 and 2013.
The portion of interest income reflected in the consolidated and combined statement of operations that is intercompany in nature was $3.8 million, $2.1 million, and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following summarizes the components of the net (increase)/decrease in IAC's investment in the Match Group prior to the IPO for the years ended December 31, 2015, 2014, and 2013:

	December 31,
	2015	2014	2013
	(In thousands)
Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	$(155,000)	$—	$—
Cash transfers to IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of Match Group, net	126,275	165,782	59,216
Taxes	(57,041)	(54,761)	(54,228)
Interest income (expense), net (a)	3,813	(12,936)	(29,737)
Allocation of general and administrative expense	(6,898)	(6,648)	(6,210)
Net (increase) decrease in IAC's investment in the Match Group	$(88,851)	$91,437	$(30,959)
_______________________________

(a)	Does not include long-term debt, related party.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Related Party Debt
The related party notes described below were repaid in full prior to the IPO.
On September 28, 2011, the Company, through a foreign subsidiary, Match.com Europe Limited, issued $94 million aggregate principal amount of 3.57% Notes. The notes were issued to three IAC foreign subsidiaries in connection with the financing of the acquisition of a controlling interest in Meetic in September 2011. In December 2011, the Company repaid $15 million leaving an outstanding balance of $79 million. The remaining notes were guaranteed by Match.com Pegasus Limited, a subsidiary of the Company.
On April 8, 2014, Match.com Europe Limited and Match.com France Limited issued a €53 million 5.00% Note and a $47 million 5.90% Note, respectively. The 5.00% euro denominated note was issued to an IAC foreign subsidiary in connection with the financing of the purchase of the remaining publicly-traded shares of Meetic that took place in the first quarter of 2014. The 5.90% Note was issued to an IAC foreign subsidiary with the proceeds being used to repay certain indebtedness that had been created in order to partially fund the acquisition of shares in Meetic.
Dividend to IAC
During the fourth quarter of 2015, the Company made a dividend to IAC in the amount of $1.5 billion, of which $1.0 billion was paid in cash and $445.3 million was assumed in the Match Exchange Offer. See Note 8 for additional information on this note exchange.
Relationship with IAC post IPO
In connection with the IPO, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
Master Transaction Agreement
The master transaction agreement sets forth the agreements between IAC and the Company regarding the principal transactions necessary to separate our business from IAC, as well as govern certain aspects of our relationship with IAC after the completion of the IPO. Under the master transaction agreement the Company agrees to assume all of the assets and liabilities related to its business and agrees to indemnify IAC against any losses arising out of any breach by the Company of the master transaction agreement or the other transaction related agreements described below. IAC also agrees to indemnify the Company against losses arising out of any breach by IAC of the master transaction agreement or any of the other transaction related agreements.
Investor Rights Agreement
Under the investor rights agreement the Company will provide IAC with (i) specified registration and other rights relating to its shares of our common stock and (ii) anti-dilution rights. See Note 9 for additional information on the anti-dilution rights.
Tax Sharing Agreement
The tax sharing agreement will govern the rights, responsibilities, and obligations of the Company and IAC with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, the Company is generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes the Company or any of our subsidiaries to the extent attributable to the Company or any of our subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any of the Company's subsidiaries’ consolidated, combined, unitary or separate tax returns.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Services Agreement
The services agreement will govern services that the Company expects that IAC will provide including, among others: (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax affairs, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which IAC and the Company may agree. In addition, under the services agreement the Company will provide IAC informational technology services and such other services as to which IAC and the Company may agree. The services agreement will continue for one year from the date of the IPO, with automatic renewal, subject to IAC’s continued ownership of a majority of the combined voting power of the Company's voting stock.
Employee Matters Agreement
The employee matters agreement covers a wide range of compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company's employees will continue to participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company will reimburse IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Company’s Board of Directors, Match Group will no longer participate in IAC’s employee benefit plans, but will establish its own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
The employee matters agreement also provides that (i) the Company will reimburse IAC for the cost of any IAC equity awards held by Match Group’s employees and former employees and that IAC may elect to receive payment either in cash or the Company common stock. With respect to equity awards in certain of the Company's subsidiaries, IAC may require those awards to be settled in either shares of IAC’s common stock or in shares of the Company's common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional shares of the Company's common stock.
IAC Subordinated Loan Facility
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such indebtedness will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and the Match Group Senior Notes, and will bear interest at the applicable rate set forth in the pricing grid in the Match Group Credit Agreement, which rate is based on the Company's consolidated net leverage ratio at the time of borrowing, plus an additional amount to be agreed upon. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At December 31, 2015, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
NOTE 18—BENEFIT PLANS
Match Group employees are eligible to participate in a retirement savings plan sponsored by IAC in the United States which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the "Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the Plan is fifty cents for each dollar a participant contributes in this Plan, with a maximum contribution of 3% of a participant's eligible earnings, but not more than statutory limits. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. Matching contributions under the Plan for the years ended December 31, 2015, 2014, and 2013 were $2.1 million, $1.6 million and $1.2 million, respectively. The increase in matching contributions in 2015 is due primarily to an increase in participation in the Plan due to recent acquisitions and increased headcount.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. Match Group's contributions for these plans for the years ended December 31, 2015, 2014 and 2013 were $2.0 million, $2.1 million, and $2.3 million, respectively.
NOTE 19—STREAMLINING OF TECHNOLOGY SYSTEMS AND CONSOLIDATION OF EUROPEAN OPERATIONS
Match Group is currently in the process of rebuilding its underlying Dating technology infrastructure that supports both its mobile and desktop platforms, as well as consolidating its European operations from seven principal locations down to three. For the year ended December 31, 2015, Match Group incurred $16.8 million in costs related to this project. A summary of the costs incurred, payments made and the related accruals is presented below.

	December 31, 2015
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1,	$795	$933	$1,728
Charges incurred	8,350	8,417	16,767
Payments made	(6,132)	(8,786)	(14,918)
Accrual as of December 31,	$3,013	$564	$3,577
The costs are allocated as follows in the statement of operations:

Year Ended December 31, 2015
(In thousands)
Cost of revenue	$2,947
Selling and marketing expense	1,678
General and administrative expense	8,160
Product development expense	3,982
Total	$16,767

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 20—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	December 31,
	2015	2014
	(In thousands)
Other current assets:
Prepaid expenses	$18,983	$17,740
Other	20,066	10,072
Other current assets	$39,049	$27,812

	December 31,
	2015	2014
	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$100,325	$86,716
Leasehold improvements	11,342	9,624
Furniture and other equipment	4,040	3,441
Projects in progress	3,004	1,375
	118,711	101,156
Accumulated depreciation and amortization	(70,644)	(58,159)
Property and equipment, net	$48,067	$42,997

	December 31,
	2015	2014
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$30,012	$28,791
Accrued advertising expense	23,201	18,187
Other	65,343	47,741
Accrued expenses and other current liabilities	$118,556	$94,719

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Other income (expense), net:
Foreign currency exchange gain related to Euro denominated long-term debt—related party	$7,558	$8,307	$—
Interest income	4,715	2,898	1,943
Foreign currency exchange gains (losses), net	2,387	2,583	(1,737)
Other	(2,773)	(1,178)	11
Other income, net	$11,887	$12,610	$217

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2015
Revenue	$235,069	$248,817	$268,971	$267,574
Cost of revenue	38,953	44,529	47,636	46,870
Operating income	27,040	40,522	58,356	67,638
Net earnings	25,880	23,431	35,437	35,739
Net earnings attributable to the Match Group, Inc. shareholders	26,206	23,325	35,259	35,593
Per share information attributable to the Match Group, Inc. shareholders:
Basic	$0.16	$0.14	$0.21	$0.17
Diluted	$0.16	$0.14	$0.20	$0.16

Year Ended December 31, 2014
Revenue	$209,785	$211,906	$227,581	$238,996
Cost of revenue	24,145	24,487	33,447	37,945
Operating income	40,696	57,465	62,868	67,538
Net earnings	19,848	29,102	51,059	48,350
Net earnings attributable to the Match Group, Inc. shareholders	19,718	28,925	50,844	48,277
Per share information attributable to the Match Group, Inc. shareholders:
Basic	$0.12	$0.18	$0.32	$0.30
Diluted	$0.12	$0.17	$0.30	$0.29

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) of the Exchange Act, Match Group management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and the CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Consolidated and Combined Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission ("SEC") for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 until we file our annual report on Form 10-K for the year ending December 31, 2016.
The Company’s management, including the CEO and the CFO, does not expect that our internal controls over financial reporting, because of inherent limitations, will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group's definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Match Group and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning Match Group Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2016 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to Match Group's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Additional information-Code of ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2016 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2016 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2016 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated and Combined Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated and Combined Balance Sheet as of December 31, 2015 and 2014.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated and Combined Statement of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated and Combined Statement of Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
Notes to Consolidated and Combined Financial Statements.

(2)  Consolidated and Combined Financial Statement Schedule of Match Group, Inc.

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated and Combined Financial Statements or the notes thereto, is not applicable or is not required.

EXHIBIT INDEX
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

Exhibit No.	Description	Location
2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, filed on October 16, 2015.
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
3.2	Amended and Restated By-laws of Match Group, Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
4.1	Indenture, dated November 16, 2015, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.(1)
4.2	Registration Rights Agreement, dated November 16, 2015, among Match Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other Dealer Managers party thereto.(1)
4.3	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.1	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.2	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.3	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.4	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.5	Match Group, Inc. 2015 Stock and Annual Incentive Plan.(2)	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.6	Form of Notice and Terms and Conditions for Stock Options granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(2)	Exhibit 10.26 to the Amendment No. 3 to the Registrant’s Registration Statement on Form 2-1, filed on November 16, 2016.
10.7	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(2)	Exhibit 10.27 to the Amendment No. 3 to the Registrant’s Registration Statement on Form 2-1, filed on November 16, 2016.
10.8	Tutor .com, Inc. 2013 Incentive Plan.(2)	Exhibit 10.28 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, filed on November 16, 2015.
10.9	Summary of Non-Employee Director Compensation Arrangements. (1)(2)
10.10
Incremental Assumption Agreement and Amendment No. 1, dated as of November 16, 2015, among Match Group, Inc. and certain subsidiaries thereof, JPMorgan Chase Bank, N.A., as Term B-1 Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the other Lenders party thereto.(1)(3)

10.11
Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.(1)(3)

21.1	Subsidiaries of the Registrant as of December 31, 2015.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1
Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Reflects management contracts and management and director compensatory plans.

(3)	Certain schedules and similar attachments have been omitted and the Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

(4)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2016	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2016:

Signature	Title

/s/ GREGORY R. BLATT	Chairman of the Board, Chief Executive Officer and Director
Gregory R. Blatt

/s/ GARY SWIDLER	Chief Financial Officer
Gary Swidler

/s/ MICHAEL H. SCHWERDTMAN	Vice President and Principal Accounting Officer
Michael H. Schwerdtman

/s/ SONALI DE RYCKER	Director
Sonali De Rycker

/s/ JOSEPH LEVIN	Director
Joseph Levin

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ THOMAS J. McINERNEY	Director
Thomas J. McInerney

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ MARK STEIN	Director
Mark Stein

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ SAM YAGAN	Vice Chairman of the Board (non-executive) and Director
Sam Yagan

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2015
Allowance for doubtful accounts	$1,133	$656	(1)	$87		$(137)	(4)	$1,739
Deferred tax valuation allowance	24,805	300	(2)	(1,861)	(3)	—		23,244
Other reserves	2,098							2,514
2014
Allowance for doubtful accounts	$856	$114	(1)	$384		$(221)	(4)	$1,133
Deferred tax valuation allowance	23,202	1,286	(5)	317	(6)	—		24,805
Other reserves	2,203							2,098
2013
Allowance for doubtful accounts	$240	$86	(1)	$533		$(3)	(4)	$856
Deferred tax valuation allowance	24,375	(915)	(7)	(258)	(8)	—		23,202
Other reserves	1,901							2,203
_________________________________________________________

(1)	Additions to the allowance for doubtful accounts are charged to expense.

(2)	Amount is primarily related to a net increase in foreign, federal and state net operating losses.

(3)
Amount is primarily related to the decrease in unbenefited unrealized losses on an available-for-sale marketable equity security included in accumulated other comprehensive loss and currency translation adjustments on foreign net operating losses.

(4)	Write-off of fully reserved accounts receivable.

(5)	Amount is primarily related to federal net operating losses.

(6)
Amount is primarily related to the increase in unbenefited unrealized losses on a long-term marketable equity security included in accumulated other comprehensive loss, partially offset by currency translation adjustments on foreign net operating losses.

(7)	Amount is primarily related to foreign net operating losses.

(8)	Amount is related to the decrease in unbenefited unrealized losses on a long-term marketable equity security included in accumulated other comprehensive loss.