Form 10-Q
period 2016-03-31
Match Group, Inc.
filed 2016-05-10
CIK 1575189

As filed with the Securities and Exchange Commission on May 10, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-37636

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4278917 (I.R.S. Employer Identification No.)
8300 Douglas Avenue, Dallas, Texas 75225 (Address of registrant's principal executive offices)
(214) 576-9352 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2016, the following shares of the registrant's common stock were outstanding:

Common Stock	38,969,933
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	248,889,335
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 29, 2016 was $435,046,925. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$135,898	$88,173
Marketable securities	11,622	11,622
Accounts receivable, net of allowance of $1,476 and $1,739, respectively	68,975	65,851
Other current assets	40,395	39,049
Total current assets	256,890	204,695
Property and equipment, net of accumulated depreciation and amortization of $76,095 and $70,644, respectively	50,807	48,067
Goodwill	1,301,880	1,292,775
Intangible assets, net of accumulated amortization of $31,642 and $23,232, respectively	271,017	276,408
Long-term investments	54,855	55,569
Other non-current assets	29,435	31,878
TOTAL ASSETS	$1,964,884	$1,909,392
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current portion of long-term debt	$40,000	$40,000
Accounts payable	28,827	25,767
Deferred revenue	191,553	169,321
Accrued expenses and other current liabilities	122,418	118,556
Total current liabilities	382,798	353,644
Long-term debt, net of current maturities	1,167,897	1,176,871
Income taxes payable	9,325	9,670
Deferred income taxes	35,472	34,947
Other long-term liabilities	55,886	49,542

Redeemable noncontrolling interests	5,971	5,907

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 38,969,933 and 38,343,333 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	39	38
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	418,852	404,771
Retained earnings	17,764	10,612
Accumulated other comprehensive loss	(129,330)	(136,820)
Total Match Group, Inc. shareholders' equity	307,535	278,811
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,964,884	$1,909,392
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenue	$285,283	$235,069
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	53,677	38,953
Selling and marketing expense	113,495	111,965
General and administrative expense	51,321	29,738
Product development expense	22,863	16,451
Depreciation	6,487	7,045
Amortization of intangibles	8,252	3,877
Total operating costs and expenses	256,095	208,029
Operating income	29,188	27,040
Interest expense—third party	(20,431)	—
Interest expense—related party	—	(2,179)
Other income, net	3,607	9,307
Earnings before income taxes	12,364	34,168
Income tax provision	(5,145)	(8,288)
Net earnings	7,219	25,880
Net (earnings) loss attributable to noncontrolling interests	(67)	326
Net earnings attributable to Match Group, Inc. shareholders	$7,152	$26,206

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.03	$0.16
Diluted	$0.03	$0.16

Stock-based compensation expense by function:
Cost of revenue	$402	$86
Selling and marketing expense	938	933
General and administrative expense	10,197	4,253
Product development expense	5,961	1,027
Total stock-based compensation expense	$17,498	$6,299
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net earnings	$7,219	$25,880
Other comprehensive income (loss):
Change in foreign currency translation adjustment	7,487	(49,503)
Change in fair value of available-for-sale security	—	515
Total other comprehensive income (loss)	7,487	(48,988)
Comprehensive income (loss)	14,706	(23,108)
Comprehensive (income) loss attributable to noncontrolling interests	(64)	613
Comprehensive income (loss) attributable to Match Group, Inc. shareholders	$14,642	$(22,495)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2015	$5,907	$38	38,343	$210	209,919	$404,771	$10,612	$(136,820)	$278,811
Net earnings for the three months ended March 31, 2016	67	—	—	—	—	—	7,152	—	7,152
Other comprehensive (loss) income, net of tax	(3)	—	—	—	—	—	—	7,490	7,490
Stock-based compensation expense	—	—	—	—	—	15,605	—	—	15,605
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	627	—	—	(4,454)	—	—	(4,453)
Income tax benefit related to stock-based awards	—	—	—	—	—	2,930	—	—	2,930
Balance as of March 31, 2016	$5,971	$39	38,970	$210	209,919	$418,852	$17,764	$(129,330)	$307,535

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$7,219	$25,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	17,498	6,299
Depreciation	6,487	7,045
Amortization of intangibles	8,252	3,877
Excess tax benefits from stock-based awards	(4,044)	(12,835)
Deferred income taxes	(159)	595
Acquisition-related contingent consideration fair value adjustments	3,161	(11,011)
Other adjustments, net	(242)	(11,078)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,234)	(8,317)
Other assets	(1,792)	(1,968)
Accounts payable and accrued expenses and other current liabilities	20,617	19,402
Income taxes payable	(707)	4,588
Deferred revenue	20,911	17,487
Net cash provided by operating activities	74,967	39,964
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,252)	(3,809)
Capital expenditures	(6,467)	(4,344)
Other, net	4,250	(405)
Net cash used in investing activities	(4,469)	(8,558)
Cash flows from financing activities:
Principal payment on long-term debt	(10,000)	—
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	(4,453)	—
Excess tax benefits from stock-based awards	4,044	12,835
Transfers to IAC	—	(45,862)
Purchase of noncontrolling interests	—	(308)
Other, net	(12,180)	—
Net cash used in financing activities	(22,589)	(33,335)
Effect of exchange rate changes on cash and cash equivalents	(184)	(6,016)
Net increase (decrease) in cash and cash equivalents	47,725	(7,945)
Cash and cash equivalents at beginning of period	88,173	127,630
Cash and cash equivalents at end of period	$135,898	$119,685
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc. is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and FriendScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. Match Group has two operating segments: Dating and Non-dating.
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
On November 24, 2015, the Company completed its initial public offering ("IPO") of 38.3 million shares of its common stock at a price of $12.00 per share for proceeds, net of fees and expenses, of $428.3 million. At March 31, 2016, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 84.6% and 98.2%, respectively.
All references to "Match Group," the "Company," "we," "our," or "us" in this report are to Match Group, Inc.
Basis of Presentation and Consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company's financial statements were prepared on a consolidated basis beginning October 1, 2015 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization of the entities included in Match Group at the time of the IPO were not completed until October 1, 2015. The preparation of financial statements on a combined basis for periods prior thereto allows for the financial statements to be presented on a consistent basis for all periods presented. The combined financial statements reflect the results of operations and cash flows of Match Group's businesses since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
The combined financial statements reflect the allocation to Match Group of certain IAC corporate expenses relating to Match Group based on the historical financial statements and accounting records of IAC through the date of the IPO. Management believes the assumptions underlying the historical combined financial statements, including the basis on which expenses have been allocated from IAC, are reasonable and that the consolidated and combined financial statements reflect all adjustments, consisting of normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated and combined financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
For the purposes of these financial statements, income taxes have been computed for Match Group on an as if stand-alone, separate tax return basis.
All intercompany transactions and balances between and among the Company, its subsidiaries and the entities comprising Match Group have been eliminated.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payments Accounting (Topic 718). The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Together, this guidance requires that deferred debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, while debt issuance costs related to line-of-credit arrangements may still continue to be classified as assets. The Company adopted the provisions of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 and applied the provisions retrospectively, resulting in $16.6 million of deferred debt issuance costs being reclassified from other non-current assets to long-term debt, net of current maturities, in the accompanying December 31, 2015 consolidated balance sheet.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 may either be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements, and the method and timing of adoption.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or the liabilities for uncertain tax positions is recognized in the interim period in which the change occurs.
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
For the three months ended March 31, 2016, the Company recorded an income tax provision of $5.1 million which represents an effective income tax rate of 42%. The effective tax rate for the three months ended March 31, 2016 is higher than the statutory rate of 35% due primarily to the non-deductible loss on contingent consideration fair value adjustments, partially offset by foreign income taxed at lower rates. For the three months ended March 31, 2015, the Company recorded an income tax provision of $8.3 million, which represents an effective income tax rate of 24%. The effective tax rate for the three months ended March 31, 2015 is lower than the statutory rate of 35% due principally to the non-taxable gain on contingent consideration fair value adjustments.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both March 31, 2016 and December 31, 2015, the Company had accrued $1.3 million for the payment of interest and $1.8 million for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC's federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. Various other jurisdictions are open to examination for tax years beginning with 2009, with the exception of one jurisdiction, which is currently under audit beginning in 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At March 31, 2016 and December 31, 2015, unrecognized tax benefits, including interest, were $25.9 million and $26.2 million, respectively. At both March 31, 2016 and December 31, 2015, approximately $16.4 million was included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at March 31, 2016 are subsequently recognized, $25.5 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2015 was $25.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.6 million within twelve months of March 31, 2016, primarily due to expirations of statutes of limitations.
NOTE 3—BUSINESS COMBINATION
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited pro forma financial information in the table below presents the combined results of Match Group and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2015. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition actually occurred on the date specified above. For the three months ended March 31, 2015, pro forma adjustments reflected below include a decrease to revenue of $6.6 million related to a write-off of deferred revenue at the date of acquisition and an increase of $3.8 million in amortization of intangible assets.

Three Months Ended March 31, 2015
(In thousands, except per share data)

Revenue	$246,953
Net earnings attributable to Match Group, Inc. shareholders	$26,991
Basic earnings per share attributable to Match Group, Inc. shareholders	$0.13
Diluted earnings per share attributable to Match Group, Inc. shareholders	$0.13

NOTE 4—MARKETABLE SECURITIES
Marketable securities at March 31, 2016 and December 31, 2015 consist of an equity security. At both March 31, 2016 and December 31, 2015, the cost basis of this equity security was $8.7 million, with gross unrealized gains of $3.0 million which are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
NOTE 5—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted prices for identical assets and liabilities in active markets.

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See below for a discussion of fair value measurements made using Level 3 inputs.

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$4,041	$—	$—	$4,041
Marketable securities:
Equity security	11,622	—	—	11,622
Total	$15,663	$—	$—	$15,663

Liabilities:
Contingent consideration arrangements	$—	$—	$(32,167)	$(32,167)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,649	$—	$—	$3,649
Marketable securities:
Equity security	11,622	—	—	11,622
Total	$15,271	$—	$—	$15,271

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,993)	$(28,993)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2016	2015
	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1,	$(28,993)	$(20,615)
Total net (losses) gains:
Fair value adjustments	(3,161)	11,011
Foreign currency exchange gains	—	630
Included in other comprehensive (loss) income	(1,906)	1,733
Fair value at date of acquisition	1,893	(363)
Balance at March 31,	$(32,167)	$(7,604)
Contingent consideration arrangements
As of March 31, 2016, there are five contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements is $90.3 million and the fair value at March 31, 2016 is $32.2 million. These amounts exclude the contingent consideration arrangement related to the acquisition, on January 4, 2013, of Massive Media NV, which operates Twoo.com. While the remaining maximum contingent payment cannot exceed €72.9 million ($81.4 million and $79.9 million at March 31, 2016 and December 31, 2015, respectively), based on results for the year ended December 31, 2015, the Company will not be required to make additional payments with respect to this contingent consideration arrangement.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. At March 31, 2016, the fair value of the contingent consideration arrangement that is long-term reflects a 12% discount rate.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. The contingent consideration arrangements liability of $32.2 million and $29.0 million at March 31, 2016 and December 31, 2015, respectively, is long-term in nature and is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cost method investments
At March 31, 2016 and December 31, 2015, the carrying values of the Company's investments accounted for under the cost method totaled $54.9 million and $55.6 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$(40,000)	$(40,375)	$(40,000)	$(39,850)
Long-term debt, net of current maturities	(1,167,897)	(1,210,554)	(1,176,871)	(1,204,548)
The fair value of long-term debt including current maturities is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2016	December 31, 2015
	(In thousands)
Term Loan, final payment due November 16, 2022	$790,000	$800,000
6.75% Senior Notes due December 15, 2022 (the "Match Group Senior Notes"); interest payable each June 15 and December 15, which commences June 15, 2016	445,172	445,172
Total long-term debt	$1,235,172	$1,245,172
Less: Current portion of long-term debt	40,000	40,000
Less: Net adjustment for remaining original issue discount on Term Loan and original issue premium related to the Match Exchange Offer	11,266	11,691
Less: Unamortized debt issuance costs	16,009	16,610
Total long-term debt, net of current maturities	$1,167,897	$1,176,871
The Match Group Senior Notes were issued on November 16, 2015, in connection with a private exchange offer to eligible holders to exchange any and all of IAC's 4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes") for Match Group Senior Notes issued by Match Group ("Match Exchange Offer"). Following the Match Exchange Offer, the Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing IAC's 4.875% Senior Notes due November 30, 2018, the 2012 Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
The indenture governing the Match Group Senior Notes contains covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. At December 31, 2015, there were no limitations

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
The Company, under a credit agreement, (the "Match Group Credit Agreement"), entered into in 2015, has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the Match Group Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Match Group Credit Facility require the Company to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
On November 16, 2015, the Company borrowed $800 million under the Match Group Credit Agreement in the form of a seven-year term loan (the "Term Loan"). Principal payments of $10 million under the Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan. The Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the Match Group Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income:

	Three Months Ended March 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain On Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1,	$(139,784)	$2,964	$(136,820)
Other comprehensive income	7,490	—	7,490
Balance at March 31,	$(132,294)	$2,964	$(129,330)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1,	$(76,800)	$(1,248)	$(78,048)
Other comprehensive (loss) income	(49,216)	515	(48,701)
Balance at March 31,	$(126,016)	$(733)	$(126,749)
There were no items reclassified out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2016 and 2015.
At March 31, 2016 and 2015, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$7,219	$7,219	$25,880	$25,880
Net (earnings) loss attributable to noncontrolling interests	(67)	(67)	326	326
Net earnings attributable to Match Group, Inc. shareholders	$7,152	$7,152	$26,206	$26,206

Denominator
Basic weighted average common shares outstanding	248,444	248,444	161,130	161,130
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)	—	19,655	—	7,798
Dilutive weighted average common shares outstanding	248,444	268,099	161,130	168,928

Earnings per share attributable to Match Group, Inc. shareholders:
Earnings per share	$0.03	$0.03	$0.16	$0.16
________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options or vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2016 and 2015, 21.8 million and less than 0.1 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 9—SEGMENT INFORMATION
The Company has two operating segments, Dating and Non-dating, which are also the Company's two reportable segments. The Company’s Chairman, who is the chief operating decision maker, allocates resources and assesses performance at the segment level. Our Dating segment provides dating products and the Company’s Non–dating segment provides a variety

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of education services including test preparation, academic tutoring and college counseling services.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue:
Dating	$260,401	$210,147
Non-dating	24,882	24,922
Total	$285,283	$235,069

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating Income (Loss):
Dating	$34,186	$36,065
Non-dating	(4,998)	(9,025)
Total	$29,188	$27,040

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Adjusted EBITDA:
Dating	$67,274	$37,864
Non-dating	(2,688)	(4,614)
Total	$64,586	$33,250
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue
United States	$187,863	$162,339
All other countries	97,420	72,730
Total	$285,283	$235,069
The United States is the only country whose revenue is greater than 10 percent of total revenue for the three months ended March 31, 2016 and 2015.

	March 31, 2016	December 31, 2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$30,891	$28,169
All other countries	19,916	19,898
Total	$50,807	$48,067

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $14.7 million and $14.5 million as of March 31, 2016 and December 31, 2015, respectively.
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
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments and to net earnings attributable to Match Group, Inc. shareholders:

	Three Months Ended March 31, 2016
	Adjusted EBITDA	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Dating	$67,274	$(17,448)	$(5,751)	$(6,728)	$(3,161)	$34,186
Non-dating	(2,688)	(50)	(736)	(1,524)	—	(4,998)
Total	$64,586	$(17,498)	$(6,487)	$(8,252)	$(3,161)	29,188
Interest expense—third party						(20,431)
Other income, net						3,607
Earnings before income taxes						12,364
Income tax provision						(5,145)
Net earnings						7,219
Net earnings attributable to noncontrolling interests						(67)
Net earnings attributable to Match Group, Inc. shareholders						$7,152

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2015
	Adjusted EBITDA	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Dating	$37,864	$(6,010)	$(4,589)	$(2,211)	$11,011	$36,065
Non-dating	(4,614)	(289)	(2,456)	(1,666)	—	(9,025)
Total	$33,250	$(6,299)	$(7,045)	$(3,877)	$11,011	27,040
Interest expense—related party						(2,179)
Other income, net						9,307
Earnings before income taxes						34,168
Income tax provision						(8,288)
Net earnings						25,880
Net loss attributable to noncontrolling interests						326
Net earnings attributable to Match Group, Inc. shareholders						$26,206

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 2 for additional information related to income tax contingencies.
NOTE 11—RELATED PARTY TRANSACTIONS
For periods prior to the IPO, the Company's consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC's accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Match Group's revenue as a percentage of IAC's total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, was $1.7 million for the three months ended March 31, 2015, and is included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a stand-alone entity. Management considers the allocation method to be reasonable. For the three months ended March 31, 2016, the Company was charged $2.6 million by IAC for services rendered pursuant to the services agreement described below. This amount was paid in full by the Company at March 31, 2016.
The Company has entered into certain arrangements with IAC in the ordinary course of business for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $0.9 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively; and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $0.3 million for both the three months ended

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

March 31, 2016 and 2015. The aforementioned payments related to the leasing of office space for the three months ended March 31, 2016 is included in the amount charged by IAC under the services agreement noted above.
Relationship with IAC post IPO
In connection with the IPO, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
NOTE 12—STREAMLINING OF TECHNOLOGY SYSTEMS AND CONSOLIDATION OF EUROPEAN OPERATIONS
The Company is currently in the process of modernizing and streamlining its underlying Dating technology infrastructure that supports both its mobile and desktop platforms, as well as consolidating its European operations from seven principal locations down to three. The project is substantially complete and is expected to be fully completed by the end of 2016. For the three months ended March 31, 2016 and 2015, the Company incurred $2.1 million and $3.3 million, respectively, in costs related to this project. A summary of the costs incurred, payments made and the related accruals is presented below.

	Three Months Ended March 31, 2016
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1,	$3,013	$564	$3,577
Charges incurred	201	1,888	2,089
Payments made	(831)	(1,706)	(2,537)
Accrual as of March 31,	$2,383	$746	$3,129
The costs are allocated as follows in the accompanying consolidated and combined statement of operations:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenue	$154	$668
Selling and marketing expense	96	390
General and administrative expense	721	1,644
Product development expense	1,118	601
Total	$2,089	$3,303

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:

•	Reportable Segments

•	Dating - consists of all of our dating businesses globally.

•	Non-dating - consists of The Princeton Review.

•	Dating North America - consists of the financial results of our Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of our Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received from an end user of our products.

•	Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is currently advertising revenue.

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

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, fees for professional services and facilities costs.

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Match Group Senior Notes - The Company's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15; which were issued on November 16, 2015 in exchange for IAC's 4.75% Senior Notes due December 15, 2022 ("2012 Senior Notes").

•	Term Loan - The Company's $800 million, seven year term loan entered into on November 16, 2015. On March 31, 2016, a $10 million principal payment was made.
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
For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2015.
First Quarter 2016 Consolidated Results
For the three months ended March 31, 2016, we delivered 21%, 94% and 8% revenue, Adjusted EBITDA and operating income growth, respectively. Revenue growth was primarily driven by an increase in Direct revenue with strong contributions from Tinder and PlentyOfFish. Adjusted EBITDA increased 94% due primarily to higher revenue, reduced selling and marketing expense as a percentage of revenue and $1.2 million of lower costs in the current year period related to our consolidation and streamlining of technology systems and European operations. The growth in operating income was slower than the growth in Adjusted EBITDA due primarily to a decrease of $14.2 million in gains from acquisition-related contingent consideration fair value adjustments to a loss in the current year period and an increase of $11.2 million in stock-based compensation expense.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015
Revenue

	Three Months Ended March 31,
	2016	Change	% Change	2015
	(Dollars in thousands, except ARPPU)
Direct Revenue:
North America	$164,382	$25,860	19%	$138,522
International	84,646	21,282	34%	63,364
Total Direct Revenue	249,028	47,142	23%	201,886
Indirect Revenue	11,373	3,112	38%	8,261
Total Dating Revenue	260,401	50,254	24%	210,147
Non-dating Revenue	24,882	(40)	—%	24,922
Total Revenue	$285,283	$50,214	21%	$235,069

Percentage of Total Revenue:
Direct Revenue:
North America	58%			59%
International	30%			27%
Total Direct Revenue	88%			86%
Indirect Revenue	3%			3%
Total Dating Revenue	91%			89%
Non-dating Revenue	9%			11%
Total Revenue	100%			100%

Average PMC:
North America	3,221	668	26%	2,553
International	1,862	683	58%	1,179
Total	5,083	1,351	36%	3,732

ARPPU:
North America	$0.56	$(0.04)	(7)%	$0.60
International	$0.50	$(0.10)	(16)%	$0.60
Total	$0.54	$(0.06)	(10)%	$0.60
Revenue increased $50.2 million, or 21%, in 2016 versus 2015, or 23% excluding the effects of foreign exchange. Revenue during the period was favorably impacted by the strong contributions from Tinder and PlentyOfFish, which was acquired October 28, 2015.
North America Direct Revenue grew $25.9 million, or 19%, in 2016 versus 2015, driven by 26% growth in Average PMC, partially offset by a 7% decline in ARPPU. Average PMC growth was driven by higher beginning PMC, growth in new users and an increase in the percentage of new users becoming paid members. ARPPU decreased as a result of mix shifts to lower rate brands, which was partially offset by increases in mix-adjusted rates.
International Direct Revenue grew $21.3 million, or 34%, in 2016 versus 2015, primarily driven by 58% growth in Average PMC, partially offset by a 16% decline in ARPPU. Average PMC growth was driven by higher beginning PMC, growth in new users and an increase in the percentage of new users becoming paid members. The decline in ARPPU was partially due to the effects of foreign exchange. Adjusting for foreign exchange effects, International Direct Revenue grew 40% and International ARPPU declined 13% primarily due to a mix shift to lower rate brands.
Non-dating revenue was flat at $24.9 million reflecting lower SAT test preparation course volume due to recent changes to the exam format.

Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$53,677	$14,724	38%	$38,953
Percentage of revenue	19%			17%
Cost of revenue increased $14.7 million, or 38%, in 2016 versus 2015.
Dating cost of revenue increased $16.0 million, or 58%, outpacing revenue growth, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, the acquisitions of PlentyOfFish and Eureka, in October and April 2015, respectively, and higher hosting fees driven by growth in users and product features.
Non-dating cost of revenue decreased $1.3 million, or 12%, driven by a mix shift to higher margin online products from in-person courses.
Selling and marketing expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$113,495	$1,530	1%	$111,965
Percentage of revenue	40%			48%
Selling and marketing expense increased $1.5 million, or 1%, in 2016 versus 2015, slower than the growth in revenue, as the product mix at Dating increasingly shifts towards brands with lower marketing spend.
General and administrative expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$51,321	$21,583	73%	$29,738
Percentage of revenue	18%			13%
General and administrative expense increased $21.6 million, or 73%, in 2016 versus 2015.
Dating general and administrative expense increased $22.8 million, or 140%, driven primarily by a decrease of $14.2 million in gains from acquisition-related contingent consideration fair value adjustments to a loss in the current year period and a $6.1 million increase in stock-based compensation expense due to new grants. The change in the acquisition-related contingent consideration fair value adjustments was due to a $3.2 million increase in the amount of contingent consideration expected to be paid in connection with the Eureka acquisition, compared to an $11.0 million reduction in the amount of contingent consideration expected to be paid in connection with the 2013 acquisition of Twoo, which was included in the prior year period.
Non-dating general and administrative expense decreased $1.2 million, or 9%, driven primarily by a decline in legal and consulting fees.

Product development expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$22,863	$6,412	39%	$16,451
Percentage of revenue	8%			7%
Product development expense increased $6.4 million, or 39%, in 2016 versus 2015, driven primarily by a $4.9 million increase in stock-based compensation expense due primarily to the modification of certain equity awards, and from the acquisitions of PlentyOfFish and Eureka in October and April 2015, respectively.
Depreciation

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$6,487	$(558)	(8)%	$7,045
Percentage of revenue	2%			3%
Depreciation decreased $0.6 million, or 8%, in 2016 versus 2015, driven by lower depreciation at Non-dating.
Adjusted EBITDA
Refer to Note 9 to the consolidated and combined financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to Match Group, Inc. shareholders.

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Adjusted EBITDA	$64,586	$31,336	94%	$33,250
Percentage of revenue	23%			14%
Adjusted EBITDA increased $31.3 million, or 94%, in 2016 versus 2015.
Dating Adjusted EBITDA increased $29.4 million, or 78%, as a result of the increase in revenue of $50.3 million and a decrease in selling and marketing expense as a percentage of revenue as a result of continued mix shifts towards brands with lower marketing spend, partially offset by the increase in cost of revenue. Additionally, costs incurred related to the consolidation and streamlining of our technology systems and European operations were $2.1 million, a decline of $1.2 million compared to the prior year period.
Non-dating Adjusted EBITDA loss declined $1.9 million, or 42%, primarily due to reduced losses as a result of a mix-shift to higher margin online products from in-person courses and a decrease in legal and consulting fees.
Operating income

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Operating income	$29,188	$2,148	8%	$27,040
Percentage of revenue	10%			12%
Operating income increased $2.1 million, or 8%, in 2016 versus 2015.

Dating operating income decreased $1.9 million, or 5%, primarily due to a decrease of $14.2 million in gains from acquisition-related contingent consideration fair value adjustments to a loss in the current year period resulting from the update of the future forecast of earnings and operating metrics related to acquired businesses, increases of $11.4 million in stock-based compensation expense, which is due to new grants and the modification of certain equity awards, and $4.5 million in amortization of intangibles, which is due to acquisitions that occurred in 2015. The change in the acquisition related contingent consideration fair value adjustments was due to a $3.2 million increase in the amount of contingent consideration expected to be paid in connection with the Eureka acquisition, compared to an $11.0 million reduction in the amount of contingent consideration expected to be paid in connection with the 2013 acquisition of Twoo, which was included in the prior year period.
Non-dating operating loss decreased $4.0 million, or 45%, as a result of the reduced Adjusted EBITDA losses described above as well as lower depreciation in 2016.
At March 31, 2016, there was $105.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$(20,431)	$(20,431)	NA	$—
Interest expense—related party	—	2,179	NA	(2,179)
________________________
NA = not applicable
Interest expense—third party relates to interest on the Term Loan and Match Group Senior Notes and the commitment fee on the Company's revolving credit facility, all of which commenced in the fourth quarter of 2015.
Interest expense—related party in 2015 included interest charged by IAC and its subsidiaries on long-term related party debt. The long-term related party debt was settled during the fourth quarter of 2015.
Other income, net

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$3,607	$(5,700)	(61)%	$9,307
Other income, net in 2016 includes $4.8 million in foreign currency exchange gains primarily related to an intercompany receivable, a $0.8 million mark-to-market adjustment pertaining to subsidiary denominated equity awards issued to non-employees and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee.
Other income, net in 2015 includes $6.7 million in foreign currency exchange gains related to a €53 million 5.00% Note payable to an IAC subsidiary. This note was settled during the fourth quarter of 2015.
Income tax provision

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(5,145)	NM	NM	$(8,288)
Effective income tax rate	42%			24%
________________________

NM = not meaningful
In 2016, the Company recorded an income tax provision of $5.1 million, which represents an effective income tax rate of 42%. The effective income tax rate is higher than the statutory rate of 35% due primarily to the non-deductible loss on contingent consideration fair value adjustments, partially offset by foreign income taxed at lower rates.
In 2015, the Company recorded an income tax provision of $8.3 million, which represents an effective income tax rate of 24%. The effective income tax rate was lower than the statutory rate of 35% due primarily to the non-taxable gain on contingent consideration fair value adjustments.
For further details of income tax matters see Note 2—Income Taxes to the consolidated and combined financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (1)	$50,575	$34,422
All other countries (2)	85,323	53,751
Total cash and cash equivalents	135,898	88,173
Marketable equity security (United States)	11,622	11,622
Total cash and cash equivalents and marketable securities	$147,520	$99,795

Long-term debt:
Term Loan, final payment due November 16, 2022 (3)	$790,000	$800,000
Match Group Senior Notes due December 15, 2022	445,172	445,172
Total long-term debt	1,235,172	1,245,172
Less: Current portion of long-term debt	40,000	40,000
Less: Unamortized original issue discount and original issue premium, net	11,266	11,691
Less: Unamortized debt issuance costs	16,009	16,610
Total long-term debt, net of current maturities	$1,167,897	$1,176,871

(1)	Domestically, the entire balance reflects cash deposits held in financial institutions.

(2)
Internationally, there is $4.0 million of cash equivalents, at March 31, 2016, which consist of money market funds; the balance reflects cash deposits held in financial institutions. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.; therefore, we have not provided for any U.S. income taxes related to these funds.

(3)	Principal payments of $10 million under the Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$74,967	$39,964
Net cash used in investing activities	(4,469)	(8,558)
Net cash used in financing activities	(22,589)	(33,335)
2016
Net cash provided by operating activities consists of earnings adjusted for stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, excess tax benefits and the effect of changes from working capital activities. Adjustments to earnings primarily consist of $17.5 million of stock-based compensation expense, $8.3 million of amortization of intangibles, $6.5 million of depreciation, $3.2 million in losses from acquisition-related contingent consideration fair value adjustments and $4.0 million in excess tax benefits. The increase from changes in working capital primarily consists of an increase in deferred revenue of $20.9 million, due mainly to growth in membership revenue, and an increase in accounts payable and accrued expenses and other current liabilities of $20.6 million. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to an increase in accrued advertising arising mainly from increased expenses, partially offset by a decrease in accrued employee compensation and benefits from payment of the 2015 cash bonuses in 2016.
Net cash used in investing activities in 2016 consists mostly of capital expenditures of $6.5 million that are primarily related to the internal development of software to support our products and services.
Net cash used in financing activities in 2016 includes the first quarterly principal payment of $10.0 million on the Term Loan and net payments of $4.5 million related to the issuance of Match common stock, net of withholding taxes.
2015
Adjustments to earnings primarily consist of $12.8 million in excess benefits, $11.1 million in other adjustments, net, primarily related to a $6.7 million foreign currency gain on a note due to an IAC subsidiary, and $11.0 million in gains from acquisition-related contingent consideration fair value adjustments, partially offset by $7.0 million of depreciation, $6.3 million of stock-based compensation expense and $3.9 million of amortization of intangibles. The increase from changes from working capital activities primarily consist of an increase in accounts payable and accrued expenses and other current liabilities of $19.4 million and an increase of $17.5 million in deferred revenue, partially offset by an increase in accounts receivable of $8.3 million. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to an increase in accrued advertising, partially offset by a decrease in accrued employee compensation and benefits. The decrease in accrued employee compensation and benefits is primarily due to the payment of the 2014 cash bonuses in 2015. The increase in deferred revenue is primarily due to growth in membership revenue. The increase in accounts receivable is primarily due to the growth in in-app purchases sold through Dating's mobile products.
Net cash used in investing activities in 2015 includes capital expenditures of $4.3 million, primarily related to the internal development of software to support our products and services and cash consideration used in acquisitions of $3.8 million.
Net cash used in financing activities in 2015 includes cash transfers of $45.9 million to IAC, partially offset by $12.8 million in excess tax benefits from stock-based awards. The cash transfers to IAC related to IAC's centrally managed U.S. treasury management function, prior to the IPO.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents and marketable securities. The Company, under a credit agreement (the "Match Group Credit Agreement") entered into in 2015, has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At March 31, 2016, there were no outstanding borrowings under the Match Group Credit Facility.
On November 16, 2015, the Company completed a private exchange offer to eligible holders to exchange any and all of IAC's 4.75% Senior Notes due December 15, 2022 ("2012 Senior Notes") for Match Group Senior Notes issued by the Company (the "Match Exchange Offer"). Promptly following the closing of the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing IAC's 4.875% Senior Notes due November 30, 2018, the 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither the Company nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indenture governing the Match Group Senior Notes would limit the Company's ability to incur additional indebtedness in the event Match Group's leverage ratio (as defined in the indenture) exceeds 5.0 to 1.0. At March 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
On November 16, 2015, the Company borrowed $800 million under the Match Group Credit Agreement, in the form of a seven-year term loan (the "Term Loan"). Principal payments of $10 million under the Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan. The Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the Match Group Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
The terms of the Match Group Credit Facility require the Company to maintain a leverage ratio of not more than 5.00 to 1.00 and a minimum interest coverage ratio of not less than 2.50 to 1.00. As of March 31, 2016, the Company was in compliance with all applicable covenants. There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries.
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Facility, the Match Group Term Loan and the Match Group Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At March 31, 2016, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2016 capital expenditures will be higher than 2015 by approximately 40% to 50%, driven primarily by leasehold improvements related to a new lease for the Company's corporate headquarters and costs related to a new data center.
The Company believes its expected positive cash flows generated from operations together with its existing cash, cash equivalents and marketable securities and available borrowing capacity under the Match Group Credit Facility will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, withholding taxes related to net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. IAC owns 84.6% of our outstanding shares of capital stock and has approximately 98.2% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$116,073	$220,371	$211,546	$1,150,255	$1,698,245
Operating leases(c)	10,196	19,952	10,143	18,841	59,132
Purchase obligations(d)	10,000	20,000	—	—	30,000
Total contractual obligations	$136,269	$260,323	$221,689	$1,169,096	$1,787,377
_______________________________________________________________________________

(a)
The Company has excluded $25.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated and combined financial statements.

(b)
Represents contractual amounts due including interest. Long-term debt at March 31, 2016 consists of Match Group Senior Notes of $445 million, which bears interest at a fixed rate, and the Term Loan of $790 million, which bears interest at a variable rate. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. The amount of interest ultimately paid on the Term Loan may differ based on future changes in interest rates.

(c)
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. In addition, future minimum lease payments include our allocable share of an IAC data center lease.

(d)	The purchase obligations include web hosting commitments.
In addition to amounts included in the table above, as of March 31, 2016, we were contingently obligated to pay, in connection with our acquisitions, up to an additional $90.3 million of cash consideration based on the combination of earnings performance and user growth at the businesses acquired. This amount excludes the contingent consideration arrangement related to the acquisition, on January 4, 2013, of Massive Media NV, which operates Twoo.com. While the remaining maximum contingent payment cannot exceed €72.9 million ($81.4 million at March 31, 2016), based on results for the year ended December 31, 2015, the Company will not be required to make additional payments with respect to this contingent consideration arrangement. The Company has accrued $32.2 million as of March 31, 2016 for its other contingent consideration arrangements.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of March 31, 2016.

MATCH GROUP, INC.'S PRINCIPLES OF FINANCIAL REPORTING
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, content, technology and franchise rights are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks and goodwill, that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of goodwill or intangible assets, if applicable, are not ongoing costs of doing business.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to Match Group, Inc. shareholders for the three months ended March 31, 2016 and 2015, see Note 9 to the consolidated and combined financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2016, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.    Controls and Procedures
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
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

Overview

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See "Item 1A-Risk factors—Risks relating to our business—We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition" of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Match Group management, none of the pending litigation matters which we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.

Securities Class Action Litigation against Match Group

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against the Company, five of its officers and directors, and twelve underwriters of the Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleges that the Company’s registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) the Company’s Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations- Management Overview") would decline substantially in the quarter ended December 31, 2015.  The complaint asserts that these alleged failures to timely disclose material information caused the Company’s stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleads claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint seeks class certification, damages in an unspecified amount and attorneys’ fees.  On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former shareholders in the Company and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  The Company believes that the allegations in these lawsuits are without merit and will defend vigorously against them.
Item 1A. Risk Factors
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group's future financial performance, Match Group's business prospects and strategy, anticipated trends and prospects in the industries in which Match Group's businesses operate and other similar matters. These forward-looking statements are based on Match Group management's current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and other similar matters.  These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual results could differ materially from those contained in these forward‑looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating products, our ability to attract users to our dating products through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating products through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to  protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions and certain risks relating to our relationship with IAC/InterActiveCorp, among other risks.

Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2015. Other unknown or unpredictable factors that could also adversely affect Match Group's business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward‑looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward‑looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

10.1	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.(1)
10.2	Advisory Agreement, dated as of January 1, 2016, by and between Match Group, Inc. and Sam Yagan.(1)(2)
31.1
Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Reflects management contracts and management and director compensatory plans.

(3)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2016	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	May 10, 2016
Gary Swidler

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
MATCH GROUP, INC. CONSOLIDATED AND COMBINED BALANCE SHEET (Unaudited)
MATCH GROUP, INC. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (Unaudited)
MATCH GROUP, INC. CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
MATCH GROUP, INC. CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
MATCH GROUP, INC. CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
MATCH GROUP, INC. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
MATCH GROUP INC.'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF ADJUSTED EBITDA
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES