Form 10-Q
period 2016-06-30
Match Group, Inc.
filed 2016-08-09
CIK 1575189

As filed with the Securities and Exchange Commission on August 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2016, the following shares of the registrant's common stock were outstanding:

Common Stock	41,806,197
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	251,725,599
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 22, 2016 was $649,086,650. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$173,993	$88,173
Marketable securities	—	11,622
Accounts receivable, net of allowance of $1,084 and $1,739, respectively	61,593	65,851
Other current assets	45,331	39,049
Total current assets	280,917	204,695
Property and equipment, net of accumulated depreciation and amortization of $81,063 and $70,644, respectively	56,715	48,067
Goodwill	1,306,843	1,292,775
Intangible assets, net of accumulated amortization of $38,163 and $23,232, respectively	265,135	276,408
Long-term investments	55,355	55,569
Other non-current assets	31,702	31,878
TOTAL ASSETS	$1,996,667	$1,909,392
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current maturities of long-term debt	$—	$40,000
Accounts payable	8,882	25,767
Deferred revenue	191,661	169,321
Accrued expenses and other current liabilities	108,814	118,556
Total current liabilities	309,357	353,644
Long-term debt, net of current maturities	1,214,788	1,176,871
Income taxes payable	9,340	9,670
Deferred income taxes	35,621	34,947
Other long-term liabilities	62,446	49,542

Redeemable noncontrolling interests	5,410	5,907

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 40,320,784 and 38,343,333 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	40	38
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	441,437	404,771
Retained earnings	51,842	10,612
Accumulated other comprehensive loss	(133,824)	(136,820)
Total Match Group, Inc. shareholders' equity	359,705	278,811
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,996,667	$1,909,392
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$301,119	$248,817	$586,402	$483,886
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	56,547	44,529	110,224	83,482
Selling and marketing expense	88,196	88,181	201,691	200,146
General and administrative expense	47,255	45,584	98,576	75,322
Product development expense	20,944	17,478	43,807	33,929
Depreciation	8,090	6,622	14,577	13,667
Amortization of intangibles	6,419	5,901	14,671	9,778
Total operating costs and expenses	227,451	208,295	483,546	416,324
Operating income	73,668	40,522	102,856	67,562
Interest expense—third party	(20,646)	—	(41,077)	—
Interest expense—related party	—	(2,382)	—	(4,561)
Other (expense) income, net	(5,242)	(2,501)	(1,635)	6,806
Earnings before income taxes	47,780	35,639	60,144	69,807
Income tax provision	(13,679)	(12,208)	(18,824)	(20,496)
Net earnings	34,101	23,431	41,320	49,311
Net (earnings) loss attributable to redeemable noncontrolling interests	(23)	(106)	(90)	220
Net earnings attributable to Match Group, Inc. shareholders	$34,078	$23,325	$41,230	$49,531

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.14	$0.14	$0.17	$0.31
Diluted	$0.13	$0.14	$0.15	$0.29

Stock-based compensation expense by function:
Cost of revenue	$313	$123	$715	$209
Selling and marketing expense	774	2,428	1,712	3,361
General and administrative expense	8,654	7,727	18,851	11,980
Product development expense	2,957	1,348	8,918	2,375
Total stock-based compensation expense	$12,698	$11,626	$30,196	$17,925
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net earnings	$34,101	$23,431	$41,320	$49,311
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,528)	7,300	5,959	(42,203)
Change in fair value of available-for-sale securities(a)	(2,964)	3,463	(2,964)	3,978
Total other comprehensive (loss) income	(4,492)	10,763	2,995	(38,225)
Comprehensive income	29,609	34,194	44,315	11,086
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(25)	(192)	(89)	421
Comprehensive income attributable to Match Group, Inc. shareholders	$29,584	$34,002	$44,226	$11,507
________________________
(a) The three and six months ended June 30, 2016 include unrealized gains reclassified out of other comprehensive income into earnings. See Note 4 - Marketable Securities and Note 7 - Accumulated Other Comprehensive Loss for additional information.

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2015	$5,907	$38	38,343	$210	209,919	$404,771	$10,612	$(136,820)	$278,811
Net earnings for the six months ended June 30, 2016	90	—	—	—	—	—	41,230	—	41,230
Other comprehensive (loss) income, net of tax	(1)	—	—	—	—	—	—	2,996	2,996
Stock-based compensation expense	—	—	—	—	—	26,510	—	—	26,510
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,978	—	—	2,857	—	—	2,859
Income tax benefit related to stock-based awards	—	—	—	—	—	3,700	—	—	3,700
Purchase of redeemable noncontrolling interests	(1,011)	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	423	—	—	—	—	(423)	—	—	(423)
Other	2	—	—	—	—	4,022	—	—	4,022
Balance as of June 30, 2016	$5,410	$40	40,321	$210	209,919	$441,437	$51,842	$(133,824)	$359,705

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$41,320	$49,311
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	30,196	17,925
Depreciation	14,577	13,667
Amortization of intangibles	14,671	9,778
Excess tax benefits from stock-based awards	(5,220)	(17,401)
Deferred income taxes	(3,343)	202
Acquisition-related contingent consideration fair value adjustments	2,406	(12,234)
Other adjustments, net	4,495	(9,049)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	6,434	(14,834)
Other assets	(11,082)	(6,412)
Accounts payable and accrued expenses and other current liabilities	(12,611)	25,026
Income taxes payable	10,777	15,328
Deferred revenue	21,234	22,176
Net cash provided by operating activities	113,854	93,483
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,303)	(40,712)
Capital expenditures	(20,602)	(10,022)
Proceeds from the sale of a marketable security	11,716	—
Other, net	5,100	(1,135)
Net cash used in investing activities	(6,089)	(51,869)
Cash flows from financing activities:
Proceeds from bond offering	400,000	—
Principal payments on long-term debt	(410,000)	—
Debt issuance costs	(4,621)	—
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2,176	—
Excess tax benefits from stock-based awards	5,220	17,401
Transfers to IAC in periods prior to the IPO	—	(43,718)
Purchase of redeemable noncontrolling interests	(1,011)	(308)
Acquisition-related contingent consideration payments	—	(5,510)
Other, net	(12,180)	—
Net cash used in financing activities	(20,416)	(32,135)
Effect of exchange rate changes on cash and cash equivalents	(1,529)	(736)
Net increase in cash and cash equivalents	85,820	8,743
Cash and cash equivalents at beginning of period	88,173	127,630
Cash and cash equivalents at end of period	$173,993	$136,373
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
On November 24, 2015, the Company completed its initial public offering ("IPO") of 38.3 million shares of its common stock at a price of $12.00 per share for net proceeds of $428.3 million. At June 30, 2016, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 84.3% and 98.2%, respectively.
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
The combined financial statements reflect the allocation to Match Group of certain IAC corporate expenses relating to Match Group based on the historical financial statements and accounting records of IAC through the date of the IPO. Management believes the assumptions underlying the historical combined financial statements, including the basis on which expenses have been allocated, are reasonable and that the consolidated and combined financial statements reflect all adjustments, consisting of normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated and combined financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair value of long-term investments; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 may either be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements, and the method and timing of adoption.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or the liabilities for uncertain tax positions is recognized in the interim period in which the change occurs.
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
For the three months ended June 30, 2016, the Company recorded an income tax provision of $13.7 million which represents an effective income tax rate of 29%. The effective tax rate for the three months ended June 30, 2016 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and a non-taxable gain on the sale of marketable securities. For the six months ended June 30, 2016, the Company recorded an income tax provision of $18.8 million which represents an effective income tax rate of 31%. The effective tax rate for the six months ended June 30, 2016 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and a non-taxable gain on the sale of marketable securities, partially offset by nondeductible stock-based compensation for foreign employees. For the three and six months ended June 30, 2015, the Company recorded an income tax provision of $12.2 million and $20.5 million, respectively, which represents effective income tax rates of 34% and 29%, respectively. The effective tax rate for the three and six months ended June 30, 2015 is lower than the statutory rate of 35% due principally to the non-taxable gain on contingent consideration fair value adjustments, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2016 and December 31, 2015, the Company had accrued $1.4 million and $1.3 million, respectively, for the payment of interest. At June 30, 2016 and December 31, 2015, the Company has accrued $1.7 million and $1.8 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of IAC's federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to March 31, 2017. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At June 30, 2016 and December 31, 2015, unrecognized tax benefits, including interest, were $26.0 million and $26.2 million, respectively. At both June 30, 2016 and December 31, 2015, approximately $16.4 million was included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at June 30, 2016 are subsequently recognized, $25.5 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2015 was $25.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.6 million within twelve months of June 30, 2016, primarily due to expirations of statutes of limitations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—BUSINESS COMBINATION
On October 28, 2015, the Company completed the purchase of all the outstanding shares of Plentyoffish Media Inc. ("PlentyOfFish"), a leading provider of subscription-based and ad-supported online personals servicing North America, Europe, Latin America and Australia. Services are provided through websites and mobile applications that PlentyOfFish owns and operates. The purchase price was $574.1 million in cash and is net of a $0.9 million working capital adjustment paid to the Company in the second quarter of 2016. The financial results of PlentyOfFish are included in Match Group's consolidated financial statements, within the Dating segment, beginning October 28, 2015.
The unaudited pro forma financial information in the table below presents the combined results of Match Group and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2015. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition actually occurred on January 1, 2015. For the three and six months ended June 30, 2015, pro forma adjustments reflected below include decreases to revenue of $1.7 million and $8.3 million, respectively, related to the write-off of deferred revenue at the date of acquisition and increases of $5.2 million and $9.0 million, respectively in amortization of intangible assets.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands, except per share data)

Revenue	$268,171	$515,397
Net earnings attributable to Match Group, Inc. shareholders	$26,766	$53,768
Basic earnings per share attributable to Match Group, Inc. shareholders	$0.13	$0.26
Diluted earnings per share attributable to Match Group, Inc. shareholders	$0.13	$0.25

NOTE 4—MARKETABLE SECURITIES
At December 31, 2015, marketable securities consisted of an equity security that had a cost basis of $8.7 million, with gross unrealized gains of $3.0 million which was included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. This marketable security was sold in its entirety in the second quarter of 2016. Proceeds and gross realized gains from the sale of available-for-sale marketable securities were $11.7 million and $3.1 million, respectively, for both the three and six months ended June 30, 2016.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$24,974	$—	$—	$24,974

Liabilities:
Contingent consideration arrangements	$—	$—	$(34,732)	$(34,732)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,649	$—	$—	$3,649
Marketable securities:
Equity security	11,622	—	—	11,622
Total	$15,271	$—	$—	$15,271

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,993)	$(28,993)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2016	2015
	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at April 1	$(32,167)	$(7,604)
Total net gains (losses):
Fair value adjustments	755	1,223
Foreign currency exchange losses	—	(4)
Included in other comprehensive (loss) income	(3,375)	384
Fair value at date of acquisition	55	(26,749)
Settlements	—	5,510
Balance at June 30	$(34,732)	$(27,240)

	Six Months Ended June 30,
	2016	2015
	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(28,993)	$(20,615)
Total net (losses) gains:
Fair value adjustments	(2,406)	12,234
Foreign currency exchange gains	—	626
Included in other comprehensive (loss) income	(5,281)	2,117
Fair value at date of acquisition	1,948	(27,112)
Settlements	—	5,510
Balance at June 30	$(34,732)	$(27,240)
Contingent consideration arrangements
As of June 30, 2016, there are five contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements is $96.8 million. The Company expects to make payments on two of the five contingent consideration arrangements and the aggregate fair value of these two arrangements at June 30, 2016 is $34.7 million.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. At June 30, 2016, the fair values of the two contingent consideration arrangements, which are long-term in nature, reflect a 12% discount rate.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. The contingent consideration arrangements liability of $34.7 million and $29.0 million at June 30, 2016 and December 31, 2015, respectively, is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At June 30, 2016 and December 31, 2015, the carrying values of the Company's investments accounted for under the cost method totaled $55.4 million and $55.6 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$—	$—	$(40,000)	$(39,850)
Long-term debt, net of current maturities	(1,214,788)	(1,269,728)	(1,176,871)	(1,204,548)
The fair value of long-term debt including current maturities is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2016	December 31, 2015
	(In thousands)
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (a)	390,000	800,000
Total long-term debt	1,235,172	1,245,172
Less: Current maturities of long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,308	11,691
Less: Unamortized debt issuance costs	15,076	16,610
Total long-term debt, net of current maturities	$1,214,788	$1,176,871
________________________
(a) The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Senior Notes.
Senior Notes:
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to repay a portion of indebtedness outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Year	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
The 2015 Senior Notes were issued on November 16, 2015, in exchange for a portion of IAC's 4.75% Senior Notes due December 15, 2022 (the "IAC 2012 Senior Notes") (the "Match Exchange Offer"). Promptly following the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing IAC's 4.875% Senior Notes due November 30, 2018, the IAC 2012 Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan. The remaining principal balance at June 30, 2016 of $390 million is due at maturity. The Term Loan would require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 2016 and 2015 Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$(132,294)	$2,964	$(129,330)
Other comprehensive (loss) income before reclassifications	(1,530)	94	(1,436)
Amounts reclassified to earnings	—	(3,058)	(3,058)
Net current period other comprehensive loss	(1,530)	(2,964)	(4,494)
Balance at June 30	$(133,824)	$—	$(133,824)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(126,016)	$(733)	$(126,749)
Other comprehensive income	7,214	3,463	10,677
Balance at June 30	$(118,802)	$2,730	$(116,072)

	Six Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain On Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive income before reclassifications	5,960	94	6,054
Amounts reclassified to earnings	—	(3,058)	(3,058)
Net current period other comprehensive income (loss)	5,960	(2,964)	2,996
Balance at June 30	$(133,824)	$—	$(133,824)

	Six Months Ended June 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(76,800)	$(1,248)	$(78,048)
Other comprehensive (loss) income	(42,002)	3,978	(38,024)
Balance at June 30	$(118,802)	$2,730	$(116,072)
There were no items reclassified out of accumulated other comprehensive loss into earnings during the three and six months ended June 30, 2015.
At June 30, 2016 and 2015, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$34,101	$34,101	$23,431	$23,431
Net earnings attributable to redeemable noncontrolling interests	(23)	(23)	(106)	(106)
Net earnings attributable to Match Group, Inc. shareholders	$34,078	$34,078	$23,325	$23,325

Denominator
Basic weighted average common shares outstanding	249,296	249,296	161,678	161,678
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	18,680	—	9,504
Dilutive weighted average common shares outstanding	249,296	267,976	161,678	171,182

Earnings per share attributable to Match Group, Inc. shareholders:
Earnings per share	$0.14	$0.13	$0.14	$0.14

	Six Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$41,320	$41,320	$49,311	$49,311
Net (earnings) loss attributable to redeemable noncontrolling interests	(90)	(90)	220	220
Net earnings attributable to Match Group, Inc. shareholders	$41,230	$41,230	$49,531	$49,531

Denominator
Basic weighted average common shares outstanding	248,870	248,870	161,405	161,405
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	19,168	—	8,651
Dilutive weighted average common shares outstanding	248,870	268,038	161,405	170,056

Earnings per share attributable to Match Group, Inc. shareholders:
Earnings per share	$0.17	$0.15	$0.31	$0.29
________________________
(a) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options or vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2016, 15.3 million and 15.4 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2015, all potentially dilutive securities were included in the calculation of diluted earnings per share because they were dilutive.
(b) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award and PSUs are dilutive for the respective reporting periods. For the three and six months ended June 30, 2016, 2.1 million market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. At June 30, 2015 there were no market-based awards or PSUs issued or outstanding.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—SEGMENT INFORMATION
The Company has two operating segments, Dating and Non-dating, which are also the Company's two reportable segments. The Company’s Chairman, who is the chief operating decision maker, allocates resources and assesses performance at the segment level. Our Dating segment provides dating products and the Company’s Non-dating segment provides a variety of education services including test preparation, academic tutoring and college counseling services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Dating	$275,309	$222,950	$535,710	$433,097
Non-dating	25,810	25,867	50,692	50,789
Total	$301,119	$248,817	$586,402	$483,886

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Operating Income (Loss):
Dating	$77,500	$47,761	$111,686	$83,826
Non-dating	(3,832)	(7,239)	(8,830)	(16,264)
Total	$73,668	$40,522	$102,856	$67,562

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA:
Dating	$101,459	$66,876	$168,733	$104,740
Non-dating	(1,339)	(3,428)	(4,027)	(8,042)
Total	$100,120	$63,448	$164,706	$96,698
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue
United States	$193,106	$171,517	$380,969	$333,856
All other countries	108,013	77,300	205,433	150,030
Total	$301,119	$248,817	$586,402	$483,886
The United States is the only country whose revenue is greater than 10 percent of total revenue for the three and six months ended June 30, 2016 and 2015.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$36,139	$28,169
All other countries	20,576	19,898
Total	$56,715	$48,067
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $14.6 million and $14.5 million as of June 30, 2016 and December 31, 2015, respectively.
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Match Group's statement of operations of certain expenses.
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2016
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$77,500	$12,644	$7,176	$4,894	$(755)	$101,459
Non-dating	(3,832)	54	914	1,525	—	(1,339)
Total	73,668	$12,698	$8,090	$6,419	$(755)	$100,120
Interest expense—third party	(20,646)
Other expense, net	(5,242)
Earnings before income taxes	47,780
Income tax provision	(13,679)
Net earnings	34,101
Net earnings attributable to redeemable noncontrolling interests	(23)
Net earnings attributable to Match Group, Inc. shareholders	$34,078

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2015
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$47,761	$11,391	$4,712	$4,235	$(1,223)	$66,876
Non-dating	(7,239)	235	1,910	1,666	—	(3,428)
Total	40,522	$11,626	$6,622	$5,901	$(1,223)	$63,448
Interest expense—related party	(2,382)
Other expense, net	(2,501)
Earnings before income taxes	35,639
Income tax provision	(12,208)
Net earnings	23,431
Net earnings attributable to redeemable noncontrolling interests	(106)
Net earnings attributable to Match Group, Inc. shareholders	$23,325

	Six Months Ended June 30, 2016
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$111,686	$30,092	$12,927	$11,622	$2,406	$168,733
Non-dating	(8,830)	104	1,650	3,049	—	(4,027)
Total	102,856	$30,196	$14,577	$14,671	$2,406	$164,706
Interest expense—third party	(41,077)
Other expense, net	(1,635)
Earnings before income taxes	60,144
Income tax provision	(18,824)
Net earnings	41,320
Net earnings attributable to redeemable noncontrolling interests	(90)
Net earnings attributable to Match Group, Inc. shareholders	$41,230

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$83,826	$17,401	$9,301	$6,446	$(12,234)	$104,740
Non-dating	(16,264)	524	4,366	3,332	—	(8,042)
Total	67,562	$17,925	$13,667	$9,778	$(12,234)	$96,698
Interest expense—related party	(4,561)
Other income, net	6,806
Earnings before income taxes	69,807
Income tax provision	(20,496)
Net earnings	49,311
Net loss attributable to redeemable noncontrolling interests	220
Net earnings attributable to Match Group, Inc. shareholders	$49,531

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
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC pre-IPO
For periods prior to the IPO, the Company's consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC's accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Match Group's revenue as a percentage of IAC's total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $1.8 million and $3.5 million for the three and six months ended June 30, 2015, respectively, and are included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a stand-alone entity. Management considers the allocation method to be reasonable.

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
The Company has entered into certain arrangements with IAC in the ordinary course of business, which have continued post IPO, for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.1 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively; and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $0.3 million and $0.6 million for both the three and six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016, the Company was charged $3.2 million and $5.8 million, respectively, by IAC for services rendered pursuant to a services agreement (including the leasing of office space noted above). This amount was paid in full by the Company at June 30, 2016.
The employee matters agreement provides, among other things, that: (i) with respect to equity awards denominated in shares of certain of the Company’s subsidiaries, IAC may elect to cause such equity awards to be settled in either shares of IAC common stock or Company common stock and, to the extent that shares of IAC common stock are issued in settlement of such equity awards, the Company will reimburse IAC for the cost of such shares of IAC common stock by issuing to IAC additional shares of Company common stock; and (ii) the Company will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees and that IAC may elect to receive payment either in cash or Company common stock.
During the six months ended June 30, 2016, the following shares of Company common stock were issued to IAC pursuant to the employee matters agreement: (i) 541,422 shares on April 13, 2016 as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards denominated in shares of a subsidiary of the Company; and (ii) 106,190 shares and 273,396 shares on May 10, 2016 and June 29, 2016, respectively, in both cases, as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

NOTE 12—STREAMLINING OF TECHNOLOGY SYSTEMS AND CONSOLIDATION OF EUROPEAN OPERATIONS
The Company is currently in the process of modernizing and streamlining its underlying Dating technology infrastructure that supports both its mobile and desktop platforms, as well as consolidating its European operations from seven principal locations down to three. The project is substantially complete and is expected to be fully completed by the end of 2016. For the three and six months ended June 30, 2016, the Company incurred $1.4 million and $3.5 million in costs related to this project, respectively, compared to $9.0 million and $12.3 million, for three and six months ended June 30, 2015, respectively. A summary of the costs incurred, payments made and the related accruals at June 30, 2016 and 2015 is presented below.

	Six Months Ended June 30, 2016
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$3,013	$564	$3,577
Charges incurred	880	2,640	3,520
Payments made	(1,809)	(2,485)	(4,294)
Accrual as of June 30	$2,084	$719	$2,803

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$795	$933	$1,728
Charges incurred	7,979	4,286	12,265
Payments made	(2,087)	(4,480)	(6,567)
Accrual as of June 30	$6,687	$739	$7,426
The costs are allocated as follows in the accompanying consolidated and combined statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$339	$1,632	$493	$2,300
Selling and marketing expense	553	1,151	649	1,541
General and administrative expense	644	3,382	1,365	5,026
Product development expense	(105)	2,797	1,013	3,398
Total	$1,431	$8,962	$3,520	$12,265

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

•
Average PMC - is calculated by summing the number of paid members, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time. Users who purchase à la carte features from us do not qualify as paid members for purposes of PMC by virtue of such purchase, though often such purchasers are also paid members.

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

•
2015 Senior Notes - The Company's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15; which were issued on November 16, 2015 in exchange for IAC's 4.75% Senior Notes due December 15, 2022 ("IAC 2012 Senior Notes").

•
Term Loan - The Company's $800 million, seven-year term loan entered into on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, the Company issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Term Loan. At June 30, 2016, a balance of $390 million is outstanding.

•	2016 Senior Notes - The Company's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, commencing on December 1, 2016.

Management Overview
Match Group, Inc. ("Match Group," the "Company," "we," "our," or "us") is the world’s leading provider of dating products. We operate a portfolio of over 45 dating brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and FriendScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. In addition to our dating businesses, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Development
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commences on December 1, 2016. The proceeds were used to repay a portion of the Term Loan.
Second Quarter and Year to Date June 2016 Consolidated Results
For the three months ended June 30, 2016, we delivered 21%, 82% and 58% revenue, operating income and Adjusted EBITDA growth, respectively. Revenue growth was primarily driven by an increase in Direct Revenue with strong contributions from Tinder and the acquisitions of PlentyOfFish and Eureka, which were acquired on October 28, 2015 and April 24, 2015, respectively. The growth in operating income and Adjusted EBITDA were due primarily to higher revenue and lower selling and marketing expense as a percentage of revenue as our sales mix continues to shift towards brands with lower marketing spend. Operating income was further impacted by increases of $1.5 million and $1.1 million in depreciation and stock based compensation expense, respectively.
For the six months ended June 30, 2016, revenue, operating income and Adjusted EBITDA grew 21%, 52% and 70%, respectively. Revenue, operating income and Adjusted EBITDA increased primarily due to the factors described above in the three-month discussion. Operating income was further impacted by expense in the current year period of $2.4 million from acquisition-related contingent consideration fair value adjustments compared to income of $12.2 million in the prior year and an increase of $4.9 million in amortization of intangibles.

Results of Operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	Change	% Change	2015	2016	Change	% Change	2015
	(Dollars in thousands, except ARPPU)
Direct Revenue:
North America	$170,496	$23,666	16%	$146,830	$334,878	$49,526	17%	$285,352
International	92,925	26,323	40%	66,602	177,571	47,605	37%	129,966
Total Direct Revenue	263,421	49,989	23%	213,432	512,449	97,131	23%	415,318
Indirect Revenue	11,888	2,370	25%	9,518	23,261	5,482	31%	17,779
Total Dating Revenue	275,309	52,359	23%	222,950	535,710	102,613	24%	433,097
Non-dating Revenue	25,810	(57)	—%	25,867	50,692	(97)	—%	50,789
Total Revenue	$301,119	$52,302	21%	$248,817	$586,402	$102,516	21%	$483,886

Percentage of Total Revenue:
Direct Revenue:
North America	57%			59%	57%			59%
International	30%			27%	30%			27%
Total Direct Revenue	87%			86%	87%			86%
Indirect Revenue	4%			4%	4%			4%
Total Dating Revenue	91%			90%	91%			90%
Non-dating Revenue	9%			10%	9%			10%
Total Revenue	100%			100%	100%			100%

Average PMC:
North America	3,311	612	23%	2,699	3,266	640	24%	2,626
International	1,990	624	46%	1,366	1,926	653	51%	1,273
Total	5,301	1,236	30%	4,065	5,192	1,293	33%	3,899

ARPPU:
North America	$0.57	$(0.03)	(5)%	$0.60	$0.56	$(0.04)	(6)%	$0.60
International	$0.51	$(0.03)	(4)%	$0.54	$0.51	$(0.05)	(10)%	$0.56
Total	$0.55	$(0.03)	(5)%	$0.58	$0.54	$(0.05)	(8)%	$0.59
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Revenue increased $52.3 million, or 21%, in 2016 versus 2015. Revenue during the period was favorably impacted by the strong contributions of Tinder and the acquisitions of PlentyOfFish (acquired October 2015) and Eureka (acquired April 2015).
North America Direct Revenue grew $23.7 million, or 16%, in 2016 versus 2015, driven by 23% growth in Average PMC, partially offset by a 5% decline in ARPPU. Average PMC growth was driven by higher beginning PMC, growth in new users and an increase in the percentage of new users becoming paid members. ARPPU decreased due to the continued mix shift towards lower ARPPU brands including Tinder and PlentyOfFish, both of which have lower price points compared to our more established brands, which was partially offset by increases in mix-adjusted rates.
International Direct Revenue grew $26.3 million, or 40%, in 2016 versus 2015, primarily driven by 46% growth in Average PMC, partially offset by a 4% decline in ARPPU. Average PMC growth was driven by higher beginning PMC and growth in new users. The decline in ARPPU was partially due to mix shifts to lower rate brands, which was partially offset by increases in mix-adjusted rates.
Non-dating revenue was flat year-over-year at $25.8 million reflecting lower SAT test preparation course volume due to recent changes in the exam format.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015
Revenue increased $102.5 million, or 21%, in 2016 versus 2015 primarily driven by the factors described above in the three-month discussion.
North America Direct Revenue grew $49.5 million, or 17%, in 2016 versus 2015, driven by 24% growth in Average PMC, partially offset by a 6% decline in ARPPU. International Direct Revenue grew $47.6 million, or 37%, in 2016 versus 2015, primarily driven by 51% growth in Average PMC, partially offset by a 10% decline in ARPPU. Both North America and International Average PMC growth and ARPPU declines were primarily driven by the factors described above in the three-month discussion.
Non-dating revenue was flat year-over-year at $50.7 million driven by the factor described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$56,547	$12,018	27%	$44,529
Percentage of revenue	19%			18%
Cost of revenue increased $12.0 million, or 27%, in 2016 versus 2015.
Dating cost of revenue increased $13.7 million, or 41%, outpacing revenue growth, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, and the acquisitions of PlentyOfFish (acquired October 2015) and Eureka (acquired April 2015).
Non-dating cost of revenue decreased $1.6 million, or 15%, driven by a mix shift to higher margin online products from in-person courses.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$110,224	$26,742	32%	$83,482
Percentage of revenue	19%			17%
Cost of revenue increased $26.7 million, or 32%, in 2016 versus 2015.
Dating cost of revenue increased $29.7 million, or 49%, and Non-dating cost of revenue decreased $2.9 million, or 13%, driven by the factors described above in the three-month discussion.

Selling and marketing expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$88,196	$15	—%	$88,181
Percentage of revenue	29%			35%
Selling and marketing expense was flat year-over-year. As a percentage of revenue, selling and marketing expense declined as the product mix at Dating increasingly shifts towards brands with lower marketing spend.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$201,691	$1,545	1%	$200,146
Percentage of revenue	34%			41%
Selling and marketing expense increased $1.5 million, or 1%, but declined as a percentage of revenue, driven by the factors described above in the three-month discussion.
General and administrative expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$47,255	$1,671	4%	$45,584
Percentage of revenue	16%			18%
General and administrative expense increased $1.7 million, or 4%, in 2016 versus 2015.
Dating general and administrative expense increased $2.7 million, or 8%, driven primarily by a $1.1 million increase in stock-based compensation expense due to new grants issued since the prior year period.
Non-dating general and administrative expense decreased $1.0 million, or 8%, driven primarily by a decline in legal and consulting fees.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$98,576	$23,254	31%	$75,322
Percentage of revenue	17%			16%
General and administrative expense increased $23.3 million, or 31%, in 2016 versus 2015.

Dating general and administrative expense increased $25.5 million, or 52%, driven primarily by a change in acquisition-related contingent consideration fair value adjustments and a $7.2 million increase in stock-based compensation expense primarily due to the factor described above in the three-month discussion. The change in the acquisition-related contingent consideration fair value adjustments was due to expense of $2.4 million in the current year period related to the amount of contingent consideration expected to be paid in connection with the Eureka acquisition, compared to income of $12.2 million in the prior year period related to the amount of contingent consideration expected to be paid in connection with the acquisition of Twoo.
Non-dating general and administrative expense decreased $2.2 million, or 8%, driven by the factors described above in the three-month discussion.
Product development expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$20,944	$3,466	20%	$17,478
Percentage of revenue	7%			7%
Product development expense increased $3.5 million, or 20%, in 2016 versus 2015, driven primarily by a $1.6 million increase in stock-based compensation expense due primarily to new grants issued since the prior year period, investments in headcount at Tinder, and from the acquisitions of PlentyOfFish and Eureka in 2015.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$43,807	$9,878	29%	$33,929
Percentage of revenue	7%			7%
Product development expense increased $9.9 million, or 29%, in 2016 versus 2015, driven primarily by a $6.5 million increase in stock-based compensation expense due primarily to the factor described above in the three-month discussion as well as the modification of certain equity awards in the current year period, investments in headcount at Tinder, and from the acquisitions of PlentyOfFish and Eureka in 2015.
Depreciation
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$8,090	$1,468	22%	$6,622
Percentage of revenue	3%			3%
Depreciation increased $1.5 million, or 22%, in 2016 versus 2015, driven by acquisitions and higher depreciation as internally developed software was placed in service at Dating, partially offset by lower depreciation at Non-dating.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$14,577	$910	7%	$13,667
Percentage of revenue	2%			3%
Depreciation increased $0.9 million, or 7%, in 2016 versus 2015, driven by the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Operating income	$73,668	$33,146	82%	$40,522	$102,856	$35,294	52%	$67,562
Percentage of revenue	24%			16%	18%			14%

Adjusted EBITDA	$100,120	$36,672	58%	$63,448	$164,706	$68,008	70%	$96,698
Percentage of revenue	33%			25%	28%			20%
See Note 9 to the consolidated and combined financial statements for reconciliations of operating income (loss) by reportable segment and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA.
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Operating income and Adjusted EBITDA increased $33.1 million, or 82%, and $36.7 million, or 58%, respectively, in 2016 versus 2015.
Dating operating income and Adjusted EBTIDA increased $29.7 million, or 62%, and $34.6 million, or 52%, respectively, as a result of the increase in revenue of $52.4 million and a decrease in selling and marketing expense as a percentage of revenue resulting from continued mix shifts towards brands with lower marketing spend, partially offset by the increase in cost of revenue. Additionally, costs incurred related to the consolidation and streamlining of our technology systems and European operations were $1.4 million, a decline of $7.5 million compared to the prior year period. Operating income was further impacted by increases of $2.5 million in depreciation and $1.3 million in stock-based compensation expense.
Non-dating operating loss and Adjusted EBITDA loss improved $3.4 million, or 47%, and $2.1 million, or 61%, respectively, primarily due to reduced losses as a result of a mix-shift to higher margin online products from in-person courses and a decrease in legal and consulting fees. Operating loss was further impacted by lower depreciation in 2016.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015
Operating income and Adjusted EBITDA increased $35.3 million, or 52%, and $68.0 million, or 70%, respectively, in 2016 versus 2015.
Dating operating income and Adjusted EBITDA increased $27.9 million, or 33%, and $64.0 million, or 61%, respectively, primarily due to the factors described above in the three-month discussion. Operating income was further impacted by $14.6 million in changes from acquisition-related contingent consideration fair value adjustments and increases in stock-based compensation expense of $12.7 million, which is due to new grants issued since the prior year period and the modification of certain equity awards, $5.2 million in amortization of intangibles, which is due to acquisitions that occurred in 2015, and $3.6 million in depreciation, which is due to acquisitions and assets being placed in service. The change in the acquisition-related contingent consideration fair value adjustments was the result of expense of $2.4 million in the current year period related to the amount of contingent consideration expected to be paid in connection with the Eureka acquisition, compared to income of

$12.2 million in the prior year period related to the amount of contingent consideration expected to be paid in connection with the acquisition of Twoo. The change in acquisition-related contingent consideration fair value adjustments resulted from an update of the future forecast of earnings and operating metrics.
Non-dating operating loss and Adjusted EBITDA loss decreased $7.4 million, or 46%, and $4.0 million, or 50%, respectively, driven by the factors described above in the three-month discussion.
At June 30, 2016, there was $101.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$(20,646)	$20,646	NA	$—
Interest expense—related party	—	(2,382)	NA	(2,382)
________________________
NA = not applicable
Interest expense—third party relates to interest on the Term Loan, 2015 Senior Notes, 2016 Senior Notes and the commitment fee on the Company's revolving credit facility, all of which commenced subsequent to June 30, 2015.
Interest expense—related party in 2015 included interest charged by IAC and its subsidiaries on long-term related party debt. The long-term related party debt was settled during the fourth quarter of 2015 prior to the IPO.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$(41,077)	$41,077	NA	$—
Interest expense—related party	—	(4,561)	NA	(4,561)
See the three-month discussion above for components of Interest expense—third party and Interest expense—related party.
Other (expense) income, net
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other expense, net	$(5,242)	$(2,741)	110%	$(2,501)
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the prepayment of $400 million of the Term Loan and a $2.2 million mark-to-market adjustment pertaining to subsidiary denominated equity awards issued to non-employees, partially offset by $4.8 million in foreign currency exchange gains and a $3.1 million pre-tax gain on the sale of a marketable security.

Other expense, net in 2015 includes $1.4 million in foreign currency exchange losses related to a €53 million 5.00% Note payable to an IAC subsidiary. This intercompany note payable was settled during the fourth quarter of 2015.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other (expense) income, net	$(1,635)	$(8,441)	NM	$6,806
________________________
NM = not meaningful
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs as described above in the three-month discussion, a $3.4 million mark-to-market adjustment pertaining to subsidiary denominated equity awards issued to non-employees, and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee, partially offset by $9.5 million in foreign currency exchange gains and a $3.1 million pre-tax gain on the sale of a marketable security.
Other income, net in 2015 includes $5.3 million in foreign currency exchange gains on the note payable to an IAC subsidiary described above in the three-month discussion.
Income tax provision
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(13,679)	NM	NM	$(12,208)
Effective income tax rate	29%			34%
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and a non-taxable gain on the sale of marketable securities.
The 2015 effective income tax rate was lower than the statutory rate of 35% due primarily to the non-taxable gain on contingent consideration fair value adjustments, partially offset by state taxes.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(18,824)	NM	NM	$(20,496)
Effective income tax rate	31%			29%
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and a non-taxable gain on the sale of marketable securities, partially offset by nondeductible stock-based compensation for foreign employees.
The 2015 effective income tax rate was lower than the statutory rate of 35% due to the factors described above in the three-month discussion.

For further details of income tax matters see Note 2 to the consolidated and combined financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (1)	$73,495	$34,422
All other countries (2)	100,498	53,751
Total cash and cash equivalents	173,993	88,173
Marketable equity security (United States)	—	11,622
Total cash and cash equivalents and marketable securities	$173,993	$99,795

Long-term debt:
2016 Senior Notes due June 1, 2024	$400,000	$—
2015 Senior Notes due December 15, 2022	445,172	445,172
Term Loan, final payment due November 16, 2022 (3) (4)	390,000	800,000
Total long-term debt	1,235,172	1,245,172
Less: Current maturities of long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,308	11,691
Less: Unamortized debt issuance costs	15,076	16,610
Total long-term debt, net of current maturities	$1,214,788	$1,176,871

(1)	Domestically, there is $23.0 million of cash equivalents, at June 30, 2016, which consist of money market funds; the balance reflects cash deposits held in financial institutions.

(2)
Internationally, there is $2.0 million of cash equivalents, at June 30, 2016, which consist of money market funds; the balance reflects cash deposits held in financial institutions. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.; therefore, we have not provided for any U.S. income taxes related to these funds.

(3)
Proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan. Principal payments of $10 million under the Term Loan are no longer due quarterly through maturity. A final principal payment of $390 million is due at maturity.

(4)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% of Senior Notes due June 1, 2024.
On November 16, 2015, the Company issued $445.2 million of 2015 Senior Notes in exchange for a portion of the IAC 2012 Senior Notes (the "Match Exchange Offer"). Promptly following the closing of the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing IAC's 4.875% Senior Notes due November 30, 2018, the IAC 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither the Company nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Senior Notes contain certain covenants that would limit the Company's ability to pay dividends or make distributions and repurchase of redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2016, Match Group was in compliance with all applicable covenants.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On June 1, 2016, the Company issued $400 million of 2016 Senior Notes, the proceeds of which were used to repay a portion of the Term Loan and quarterly principal payments of $10.0 million under the Term Loan are no longer due; at maturity, a final principal payment of $390 million is due. Additionally, the Term Loan would require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility that expires on October 7, 2020 (the "Credit Facility"). The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Credit Facility require Match Group to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 2016 and 2015 Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2015 and 2016 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At June 30, 2016, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$113,854	$93,483
Net cash used in investing activities	(6,089)	(51,869)
Net cash used in financing activities	(20,416)	(32,135)
2016
Net cash provided by operating activities consists of earnings adjusted for stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, excess tax benefits and the effect of changes from working capital activities. Adjustments to earnings primarily consist of $30.2 million of stock-based compensation expense, $14.7 million of amortization of intangibles, $14.6 million of depreciation, $4.5 million in other adjustments that consist mostly of non-cash losses on extinguishment of Match Group debt, partially offset by foreign currency transaction gains on intercompany loans, $2.4 million in losses from acquisition-related contingent consideration fair value adjustments and $5.2 million in excess tax benefits. The increase from changes in working capital primarily consists of an increase in deferred revenue of $21.2 million, due mainly to growth in membership revenue partially offset by a decrease in accounts payable and accrued expenses and other current liabilities of $12.6 million and a decrease in other assets of $11.1 million. The decrease in accounts payable and accrued expenses and other current liabilities is primarily due to the timing of payments. The increase in the use of cash for other assets is primarily related to the prepayment of certain expenses.
Net cash used in investing activities in 2016 consists primarily of capital expenditures of $20.6 million that are related to the internal development of software to support our products and services, as well as leasehold improvements, partially offset by the proceeds of $11.7 million from the sale of a marketable security.
Net cash used in financing activities in 2016 mainly relates to the payment of $410.0 million toward the Term Loan, of which $400.0 million was financed by the issuance of the 2016 Senior Notes.
2015
Adjustments to earnings primarily consist of $17.9 million of stock-based compensation expense, $13.7 million of depreciation and $9.8 million of amortization of intangibles, partially offset by $17.4 million in excess tax benefits from stock-based awards and $12.2 million of acquisition-related contingent consideration fair value adjustments. The increase in cash from changes from working capital is due primarily to an increase in accounts payable and accrued expenses and other current liabilities of $25.0 million, an increase of $22.2 million in deferred revenue and an increase in income taxes payable of $15.3 million, partially offset by an increase in accounts receivable of $14.8 million and an increase in other current assets of $6.4 million. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to an increase in accrued advertising arising from increased online spending, and costs associated with the consolidation and streamlining of technology systems and European operations at the Dating business. The increase in deferred revenue is primarily due to growth in membership fees in the Dating business and a seasonal increase in class enrollment in the Non-dating business. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in accounts receivable is primarily due to growth from in-app purchases sold through Dating's mobile products, and growth from acquisitions. The increase in other current assets is primarily due to an increase in prepaid expenses and VAT refund receivables.
Net cash used in investing activities in 2015 includes cash consideration used in acquisitions of $40.7 million and capital expenditures of $10.0 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities in 2015 includes cash transfers of $43.7 million to IAC and $5.5 million in contingent consideration payments, partially offset by $17.4 million in excess tax benefits from stock-based awards. The cash transfers to IAC prior to the IPO were pursuant to IAC's centrally managed U.S. treasury management function.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 Credit Facility that expires on October 7, 2020. At June 30, 2016, there were no outstanding borrowings under the Credit Facility.
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
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. IAC owns 84.3% of our outstanding shares of capital stock and has approximately 98.2% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At June 30, 2016, except as noted below, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company has total long-term debt of $1.2 billion at both June 30, 2016 and December 31, 2015. However, on June 1, 2016, the Company issued $400 million of 6.375% Senior Notes. The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Term Loan. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. Based on this transaction, the Company will incur approximately $100 million of additional interest expense over the term of its debt obligations due to the higher interest rate and the longer maturity of the 2016 Senior Notes, due June 1, 2024, as compared to the Term Loan, due November 16, 2022. The amount of interest ultimately paid on the Term Loan may differ based on future changes in interest rates.

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
Definition of Match Group's Non-GAAP Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated and combined statement of operations of certain expenses.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015, see Note 9 to the consolidated and combined financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2016, except as noted below, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest Rate Risk

At June 30, 2016, the Company's outstanding debt was $1.235 billion, which consists of $845.2 million of Match Group Senior Notes, which bear interest at fixed rates and a $390 million Term Loan, which bears interest at a variable rate. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $47.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%.  LIBOR at June 30, 2016 for similar borrowings of three months was approximately 65 basis points. If LIBOR were to increase by 100 basis points then the annual interest payments on the Term Loan would increase by 65 basis points, or $2.6 million, in 2016. If LIBOR decreased 65 basis points to zero, annual interest payments on the Term Loan would remain the same because of the 1% floor. Such potential changes in interest payments are based on quarterly amortization and certain simplifying assumptions, including a constant rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

Securities Class Action Litigation against Match Group

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against the Company, five of its officers and directors, and twelve underwriters of the Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleges that the Company’s registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) the Company’s Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserts that these alleged failures to timely disclose material information caused the Company’s stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleads claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint seeks class certification, damages in an unspecified amount and attorneys’ fees.  On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former shareholders in the Company and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel.  In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.  On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint.  The Company believes that the allegations in these lawsuits are without merit and will defend vigorously against them.

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

Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2015. Other unknown or unpredictable factors that could also adversely affect Match Group's business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward‑looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Employee Matters Agreement dated as of November 24, 2015, by and between IAC/InterActiveCorp (“IAC”) and the Company, as amended effective as of April 13, 2016 (the “Employee Matters Agreement”), provides that: (i) the Company will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees and that IAC may elect to receive payment either in cash or Company common stock; and (ii) with respect to equity awards denominated in shares of certain of the Company’s subsidiaries, IAC may elect to cause such equity awards to be settled in either shares of IAC common stock or Company common stock and, to the extent that shares of IAC common stock are issued in settlement of such equity awards, the Company will reimburse IAC for the cost of such shares of IAC common stock by issuing to IAC additional shares of Company common stock.

Pursuant to the Employee Matters Agreement: (i) 541,422 shares of Company common stock were issued to IAC on April 13, 2016 as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards denominated in shares of a subsidiary of the Company; and (ii) 106,190 shares and 273,396 shares of Company common stock were issued to IAC on May 10, 2016 and June 29, 2016, respectively, in both cases, as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Match Group employees.

None of the above issuances involved any underwriters or public offerings and we believe that each issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
3.2	Amended and Restated By-laws of Match Group, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
4.1	Indenture, dated as of June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 2, 2016.
4.2	Registration Rights Agreement, dated as of June 1, 2016, between Match Group, Inc. and J.P. Morgan Securities LLC.	Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 2, 2016.
10.1	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 10, 2016.
10.2	Employment Agreement, dated as of April 27, 2016, by and between Gregory R. Blatt and Match Group, Inc.(1)	Exhibit 10.14 to the Registrant's Registration Statement on Form S-4, filed on July 1, 2016.
31.1
Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Reflects management contracts and management and director compensatory plans.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2016	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	August 9, 2016
Gary Swidler

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
MATCH GROUP, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
MATCH GROUP, INC. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (Unaudited)
MATCH GROUP, INC. CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
MATCH GROUP, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
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
PART II OTHER INFORMATION
Item1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES