Form 10-Q
period 2016-09-30
Match Group, Inc.
filed 2016-11-07
CIK 1575189

As filed with the Securities and Exchange Commission on November 7, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-37636

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4278917 (I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas 75231 (Address of registrant's principal executive offices)
(214) 576-9352 (Registrant's telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2016, the following shares of the registrant's common stock were outstanding:

Common Stock	44,660,423
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	254,579,825
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 28, 2016 was $800,996,886. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$231,154	$88,173
Marketable securities	—	11,622
Accounts receivable, net of allowance of $885 and $1,739, respectively	67,575	65,851
Other current assets	67,786	39,049
Total current assets	366,515	204,695
Property and equipment, net of accumulated depreciation and amortization of $83,315 and $70,644, respectively	67,280	48,067
Goodwill	1,311,626	1,292,775
Intangible assets, net of accumulated amortization of $42,110 and $23,232, respectively	261,524	276,408
Long-term investments	55,355	55,569
Other non-current assets	29,576	31,878
TOTAL ASSETS	$2,091,876	$1,909,392
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current maturities of long-term debt	$—	$40,000
Accounts payable	20,224	25,767
Deferred revenue	196,678	169,321
Accrued expenses and other current liabilities	145,621	118,556
Total current liabilities	362,523	353,644
Long-term debt, net of current maturities	1,215,546	1,176,871
Income taxes payable	8,720	9,670
Deferred income taxes	35,438	34,947
Other long-term liabilities	18,014	49,542

Redeemable noncontrolling interests	5,588	5,907

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 44,644,294 and 38,343,333 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	45	38
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	470,343	404,771
Retained earnings	108,252	10,612
Accumulated other comprehensive loss	(132,803)	(136,820)
Total Match Group, Inc. shareholders' equity	446,047	278,811
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,091,876	$1,909,392
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$316,447	$268,971	$902,849	$752,857
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	61,161	47,636	171,385	131,118
Selling and marketing expense	92,370	89,698	294,061	289,844
General and administrative expense	39,685	45,981	138,261	121,303
Product development expense	18,539	16,811	62,346	50,740
Depreciation	8,032	6,137	22,609	19,804
Amortization of intangibles	4,906	4,352	19,577	14,130
Total operating costs and expenses	224,693	210,615	708,239	626,939
Operating income	91,754	58,356	194,610	125,918
Interest expense—third party	(20,751)	—	(61,828)	—
Interest expense—related party	—	(2,318)	—	(6,879)
Other income, net	6,045	1,535	4,410	8,341
Earnings before income taxes	77,048	57,573	137,192	127,380
Income tax provision	(20,344)	(22,136)	(39,168)	(42,632)
Net earnings	56,704	35,437	98,024	84,748
Net (earnings) loss attributable to redeemable noncontrolling interests	(294)	(178)	(384)	42
Net earnings attributable to Match Group, Inc. shareholders	$56,410	$35,259	$97,640	$84,790

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.22	$0.21	$0.39	$0.52
Diluted	$0.21	$0.20	$0.36	$0.49

Stock-based compensation expense by function:
Cost of revenue	$378	$133	$1,093	$342
Selling and marketing expense	873	1,522	2,585	4,883
General and administrative expense	7,719	10,096	26,570	22,076
Product development expense	2,175	1,306	11,093	3,681
Total stock-based compensation expense	$11,145	$13,057	$41,341	$30,982
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net earnings	$56,704	$35,437	$98,024	$84,748
Other comprehensive income (loss):
Change in foreign currency translation adjustment(a)	1,086	(11,318)	7,045	(53,521)
Change in fair value of available-for-sale securities(b)	—	(1,802)	(2,964)	2,176
Total other comprehensive income (loss)	1,086	(13,120)	4,081	(51,345)
Comprehensive income	57,790	22,317	102,105	33,403
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(359)	(186)	(448)	235
Comprehensive income attributable to Match Group, Inc. shareholders	$57,431	$22,131	$101,657	$33,638
________________________
(a) The three and nine months ended September 30, 2015 include amounts reclassified out of other comprehensive income into earnings. See Note 7 - Accumulated Other Comprehensive Loss for additional information.
(b) The nine months ended September 30, 2016 includes unrealized gains reclassified out of other comprehensive income into earnings. See Note 4 - Marketable Securities and Note 7 - Accumulated Other Comprehensive Loss for additional information.

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2016
(Unaudited)

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2015	$5,907	$38	38,343	$210	209,919	$404,771	$10,612	$(136,820)	$278,811
Net earnings	384	—	—	—	—	—	97,640	—	97,640
Other comprehensive income, net of tax	64	—	—	—	—	—	—	4,017	4,017
Stock-based compensation expense	—	—	—	—	—	35,281	—	—	35,281
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	5,363	—	—	804	—	—	810
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	938	—	—	(1)	—	—	—
Income tax benefit related to stock-based awards	—	—	—	—	—	25,827	—	—	25,827
Purchase of redeemable noncontrolling interests	(1,129)	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	361	—	—	—	—	(361)	—	—	(361)
Other	1	—	—	—	—	4,022	—	—	4,022
Balance as of September 30, 2016	$5,588	$45	44,644	$210	209,919	$470,343	$108,252	$(132,803)	$446,047

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$98,024	$84,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	41,341	30,982
Depreciation	22,609	19,804
Amortization of intangibles	19,577	14,130
Excess tax benefits from stock-based awards	(25,929)	(31,285)
Deferred income taxes	(1,463)	(8,646)
Acquisition-related contingent consideration fair value adjustments	(2,723)	(11,479)
Other adjustments, net	(1,762)	(11,274)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	282	(25,116)
Other assets	(10,079)	(7,447)
Accounts payable and accrued expenses and other current liabilities	2	20,834
Income taxes payable	2,884	26,993
Deferred revenue	26,139	23,997
Net cash provided by operating activities	168,902	126,241
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,303)	(40,712)
Capital expenditures	(39,106)	(19,916)
Proceeds from the sale of a marketable security	11,716	—
Purchase of investment	(500)	—
Other, net	5,100	(8,402)
Net cash used in investing activities	(25,093)	(69,030)
Cash flows from financing activities:
Proceeds from bond offering	400,000	—
Principal payments on long-term debt	(410,000)	—
Debt issuance costs	(5,048)	—
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	467	—
Excess tax benefits from stock-based awards	25,929	31,285
Transfers from IAC in periods prior to the IPO	—	75,945
Purchase of redeemable noncontrolling interests	(1,129)	(557)
Acquisition-related contingent consideration payments	—	(5,510)
Other, net	(12,181)	—
Net cash (used in) provided by financing activities	(1,962)	101,163
Effect of exchange rate changes on cash and cash equivalents	1,134	(3,461)
Net increase in cash and cash equivalents	142,981	154,913
Cash and cash equivalents at beginning of period	88,173	127,630
Cash and cash equivalents at end of period	$231,154	$282,543
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc. is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and LoveScout24 (formerly known as FriendScout24), each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. Match Group has two operating segments: Dating and Non-dating.
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
On November 24, 2015, the Company completed its initial public offering ("IPO") of 38.3 million shares of its common stock at a price of $12.00 per share for net proceeds of $428.3 million. At September 30, 2016, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 82.8% and 98.0%, respectively.
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. The Company does not expect the adoption of this standard update to have a material impact on its consolidated financial statements; and is currently evaluating the method and timing of adoption.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payments Accounting (Topic 718). The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted.
The primary effects of the adoption of ASU 2016-09 on the Company’s results of operations, cash flows and earnings per share will be due to the change in the treatment of the excess tax benefit (deficiency) related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units. The table below illustrates this effect.

Excess tax benefit (deficiency) of equity awards to employees upon exercise of stock options and the vesting of restricted stock units:	Accounting under current GAAP:	Accounting following adoption of ASU 2016-09:
Statement of operations	Treated as an increase (or decrease) to additional paid-in capital when realized (i.e., reduction of income taxes payable)	Included in the determination of the income tax provision or benefit upon option exercise or share vesting
Statement of cash flows	Treated as a financing cash flow	Treated as an operating cash flow
Calculation of fully diluted shares for the determination of earnings per share	Included as a component of the assumed proceeds in applying the treasury stock method	Excluded from the assumed proceeds in applying the treasury stock method
The expected effect of the adoption of ASU 2016-09 for the Company will be to increase reported net earnings (or reduce reported net loss) and increase operating cash flow and basic earnings per share (or reduce reported net loss per share). The number of shares used in the calculation of fully diluted earnings per share will also increase due to the reduction in assumed proceeds under the treasury stock method. The actual effect on fully diluted earnings per share could be an increase or a decrease in any period, which will depend upon the increase in reported earnings and the increase in the number of shares included in the fully diluted earnings per share calculation.
The Company will adopt the change in treatment of excess tax benefit (deficiency) as of January 1, 2017 using the modified retrospective approach with the cumulative effect recognized as of the date of initial adoption and will apply the provisions of ASU 2016-09 related to the presentation on the statement of cash flows using the prospective approach.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

To illustrate the effect of ASU 2016-09 on the Company’s results for the nine months ended September 30, 2016, the table below illustrates the change in the Company’s reported results after giving pro forma effect to ASU 2016-09 as if it had been in effect on January 1, 2016.

	Reported results under current GAAP	Pro forma results assuming ASU 2016-09 had been in effect on January 1, 2016
	(In thousands, except per share data)
Net earnings	$98,024	$124,026
Net earnings attributable to noncontrolling interests	384	384
Net earnings attributable to Match Group, Inc. shareholders	97,640	123,642
Cash flows provided by operating activities	168,902	194,831
Cash flows used in financing activities	(1,962)	(27,891)
Basic earnings per share	$0.39	$0.49
Fully diluted earnings per share	$0.36	$0.45
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements. The Company will adopt this standard using the modified retrospective approach effective January 1, 2018.
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
For the three months ended September 30, 2016, the Company recorded an income tax provision of $20.3 million which represents an effective income tax rate of 26%. The effective tax rate for the three months ended September 30, 2016 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and the non-taxable gain on contingent consideration fair value adjustments. For the nine months ended September 30, 2016, the Company recorded an income tax provision of $39.2 million which represents an effective income tax rate of 29%. The effective tax rate for the nine months ended September 30, 2016 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates. For the three months ended September 30, 2015, the Company recorded an income tax provision of $22.1 million, which represents an effective income tax rate of 38%. The effective tax rate for the three months ended September 30, 2015 is higher than the statutory rate of 35% due primarily to state taxes. For the nine months ended September 30, 2015, the Company recorded an income tax provision of $42.6 million, which represents an effective income tax rate of 33%. The effective rate for the nine months ended September 30, 2015 is lower than the statutory rate of 35% due principally to the non-taxable gain on contingent consideration fair value adjustments, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2016 and December 31, 2015, the Company had accrued $1.4 million and $1.3 million, respectively, for the payment of interest. At September 30, 2016 and December 31, 2015, the Company has accrued $1.7 million and $1.8 million, respectively, for penalties.
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
At September 30, 2016 and December 31, 2015, unrecognized tax benefits, including interest, were $24.7 million and $26.2 million, respectively. At September 30, 2016 and December 31, 2015, approximately $15.7 million and $16.4 million, respectively, were included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at September 30, 2016 are subsequently recognized, $24.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2015 was $25.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $6.8 million within twelve months of September 30, 2016, primarily due to expirations of statutes of limitations.
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
The unaudited pro forma financial information in the table below presents the combined results of Match Group and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2015. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2015. For the three and nine months ended September 30, 2015, pro forma adjustments reflected below include decreases to revenue of $0.6 million and $9.0 million, respectively, related to the write-off of deferred revenue at the date of acquisition and increases of $3.7 million and $12.7 million, respectively in amortization of intangible assets.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In thousands, except per share data)
Revenue	$290,730	$806,127
Net earnings attributable to Match Group, Inc. shareholders	$40,451	$94,219
Basic earnings per share attributable to Match Group, Inc. shareholders	$0.19	$0.46
Diluted earnings per share attributable to Match Group, Inc. shareholders	$0.19	$0.44
NOTE 4—MARKETABLE SECURITIES
At December 31, 2015, marketable securities consisted of an equity security that had a cost basis of $8.7 million, with gross unrealized gains of $3.0 million which was included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. This marketable security was sold in its entirety in the second quarter of 2016. Proceeds and gross realized gains from the sale of available-for-sale marketable securities were $11.7 million and $3.1 million, respectively, for the nine months ended September 30, 2016.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$51,812	$—	$—	$51,812

Liabilities:
Contingent consideration arrangements	$—	$—	$(29,935)	$(29,935)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,649	$—	$—	$3,649
Marketable securities:
Equity security	11,622	—	—	11,622
Total	$15,271	$—	$—	$15,271

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,993)	$(28,993)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2016	2015
	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$(34,732)	$(27,240)
Total net gains (losses):
Fair value adjustments	5,129	(755)
Included in other comprehensive loss	(332)	(578)
Balance at September 30	$(29,935)	$(28,573)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(28,993)	$(20,615)
Total net gains (losses):
Fair value adjustments	2,723	11,479
Foreign currency exchange gains	—	626
Included in other comprehensive (loss) income	(5,613)	1,539
Fair value at date of acquisition	1,948	(27,112)
Settlements	—	5,510
Balance at September 30	$(29,935)	$(28,573)
Contingent consideration arrangements
As of September 30, 2016, there are five contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements is $97.6 million. The Company expects to make payments on two of the five contingent consideration arrangements and the aggregate fair value of these two arrangements at September 30, 2016 is $29.9 million.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. At September 30, 2016 and December 31, 2015, the fair values of the contingent consideration arrangements outstanding, two in 2016 and one in 2015, reflect a 12% discount rate.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. The contingent consideration arrangement liability at September 30, 2016 and December 31, 2015 includes a current portion of $29.7 million and $0, respectively, and non-current portion of $0.2 million and $29.0 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At September 30, 2016 and December 31, 2015, the carrying values of the Company's investments accounted for under the cost method totaled $55.4 million and $55.6 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$—	$—	$(40,000)	$(39,850)
Long-term debt, net of current maturities	(1,215,546)	(1,305,437)	(1,176,871)	(1,204,548)
The fair value of long-term debt including current maturities is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2016	December 31, 2015
	(In thousands)
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (a)	390,000	800,000
Total long-term debt	1,235,172	1,245,172
Less: Current maturities of long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,100	11,691
Less: Unamortized debt issuance costs	14,526	16,610
Total long-term debt, net of current maturities	$1,215,546	$1,176,871
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
The 2015 Senior Notes were issued on November 16, 2015, in exchange for a portion of IAC's 4.75% Senior Notes due December 15, 2022 (the "IAC 2012 Senior Notes") (the "Match Exchange Offer"). Promptly following the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the IAC 4.875% Senior Notes due November 30, 2018, the IAC 2012 Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan. The remaining principal balance at September 30, 2016 of $390 million is due at maturity. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain On Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at July 1	$(133,824)	$—	$(133,824)
Other comprehensive income	1,021	—	1,021
Net current period other comprehensive income	1,021	—	1,021
Balance at September 30	$(132,803)	$—	$(132,803)

	Three Months Ended September 30, 2015
	Foreign Currency Translation Adjustment	Unrealized Gain On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(118,802)	$2,730	$(116,072)
Other comprehensive loss before reclassifications	(9,135)	(1,802)	(10,937)
Foreign currency translation adjustment reclassified into earnings related to the substantial liquidation of a foreign business	(2,191)	—	(2,191)
Net period other comprehensive loss	(11,326)	(1,802)	(13,128)
Balance at September 30	$(130,128)	$928	$(129,200)

	Nine Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain On Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive income before reclassifications	6,981	94	7,075
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net current period other comprehensive income (loss)	6,981	(2,964)	4,017
Balance at September 30	$(132,803)	$—	$(132,803)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(76,800)	$(1,248)	$(78,048)
Other comprehensive (loss) income before reclassifications	(51,137)	2,176	(48,961)
Foreign currency translation adjustment reclassified into earnings related to the substantial liquidation of a foreign business	(2,191)	—	(2,191)
Net period other comprehensive (loss) income	(53,328)	2,176	(51,152)
Balance at September 30	$(130,128)	$928	$(129,200)
At both September 30, 2016 and 2015, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$56,704	$56,704	$35,437	$35,437
Net earnings attributable to redeemable noncontrolling interests	(294)	(294)	(178)	(178)
Net earnings attributable to Match Group, Inc. shareholders	$56,410	$56,410	$35,259	$35,259

Denominator
Basic weighted average common shares outstanding	253,176	253,176	168,313	168,313
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	16,848	—	8,046
Dilutive weighted average common shares outstanding	253,176	270,024	168,313	176,359

Earnings per share attributable to Match Group, Inc. shareholders:
Earnings per share	$0.22	$0.21	$0.21	$0.20

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$98,024	$98,024	$84,748	$84,748
Net (earnings) loss attributable to redeemable noncontrolling interests	(384)	(384)	42	42
Net earnings attributable to Match Group, Inc. shareholders	$97,640	$97,640	$84,790	$84,790

Denominator
Basic weighted average common shares outstanding	250,316	250,316	163,733	163,733
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	18,394	—	8,449
Dilutive weighted average common shares outstanding	250,316	268,710	163,733	172,182

Earnings per share attributable to Match Group, Inc. shareholders:
Earnings per share	$0.39	$0.36	$0.52	$0.49
________________________
(a) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options or vesting of restricted stock units ("RSUs"). For the three and nine months ended September 30, 2016, 0.4 million and 11.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2015, all potentially dilutive securities were included in the calculation of diluted earnings per share because they were dilutive.
(b) Market-based awards and performance-based stock options ("PSOs") and units (“PSUs”) are considered contingently issuable shares. Market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs are dilutive for the respective reporting periods. For the three and nine months ended September 30, 2016, 7.1 million market-based awards, PSOs and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Dating	$287,530	$235,131	$823,240	$668,228
Non-dating	28,917	33,840	79,609	84,629
Total	$316,447	$268,971	$902,849	$752,857

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Operating Income (Loss):
Dating	$90,938	$59,071	$202,624	$142,897
Non-dating	816	(715)	(8,014)	(16,979)
Total	$91,754	$58,356	$194,610	$125,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA:
Dating	$107,101	$80,323	$275,834	$185,063
Non-dating	3,607	2,334	(420)	(5,708)
Total	$110,708	$82,657	$275,414	$179,355
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue
United States	$198,081	$183,566	$579,051	$517,422
All other countries	118,366	85,405	323,798	235,435
Total	$316,447	$268,971	$902,849	$752,857
The United States is the only country whose revenue is greater than 10 percent of total revenue for the three and nine months ended September 30, 2016 and 2015.

	September 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$45,952	$28,169
All other countries	21,328	19,898
Total	$67,280	$48,067
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $14.3 million and $14.5 million as of September 30, 2016 and December 31, 2015, respectively.
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
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$90,938	$10,718	$7,192	$3,382	$(5,129)	$107,101
Non-dating	816	427	840	1,524	—	3,607
Total	91,754	$11,145	$8,032	$4,906	$(5,129)	$110,708
Interest expense—third party	(20,751)
Other income, net	6,045
Earnings before income taxes	77,048
Income tax provision	(20,344)
Net earnings	56,704
Net earnings attributable to redeemable noncontrolling interests	(294)
Net earnings attributable to Match Group, Inc. shareholders	$56,410

	Three Months Ended September 30, 2015
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$59,071	$12,832	$4,979	$2,686	$755	$80,323
Non-dating	(715)	225	1,158	1,666	—	2,334
Total	58,356	$13,057	$6,137	$4,352	$755	$82,657
Interest expense—related party	(2,318)
Other income, net	1,535
Earnings before income taxes	57,573
Income tax provision	(22,136)
Net earnings	35,437
Net earnings attributable to redeemable noncontrolling interests	(178)
Net earnings attributable to Match Group, Inc. shareholders	$35,259

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2016
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$202,624	$40,810	$20,119	$15,004	$(2,723)	$275,834
Non-dating	(8,014)	531	2,490	4,573	—	(420)
Total	194,610	$41,341	$22,609	$19,577	$(2,723)	$275,414
Interest expense—third party	(61,828)
Other income, net	4,410
Earnings before income taxes	137,192
Income tax provision	(39,168)
Net earnings	98,024
Net earnings attributable to redeemable noncontrolling interests	(384)
Net earnings attributable to Match Group, Inc. shareholders	$97,640

	Nine Months Ended September 30, 2015
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dating	$142,897	$30,233	$14,280	$9,132	$(11,479)	$185,063
Non-dating	(16,979)	749	5,524	4,998	—	(5,708)
Total	125,918	$30,982	$19,804	$14,130	$(11,479)	$179,355
Interest expense—related party	(6,879)
Other income, net	8,341
Earnings before income taxes	127,380
Income tax provision	(42,632)
Net earnings	84,748
Net loss attributable to redeemable noncontrolling interests	42
Net earnings attributable to Match Group, Inc. shareholders	$84,790
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
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $27.1 million during the nine months ended September 30, 2015. See Note 5 for additional information on contingent consideration arrangements.
NOTE 12—RELATED PARTY TRANSACTIONS
Relationship with IAC pre-IPO
For periods prior to the IPO, the Company's consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC's accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Match Group's revenue as a percentage of IAC's total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $2.0 million and $5.5 million for the three and nine months ended September 30, 2015, respectively, and are included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a stand-alone entity. Management considers the allocation method to be reasonable.
Relationship with IAC post IPO
In connection with the IPO, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
The Company has entered into certain arrangements with IAC in the ordinary course of business, which have continued post IPO, for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.1 million and $3.1 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively; and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $0.3 million and $0.9 million for both the three and nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016, the Company was charged $2.9 million and $8.7 million, respectively, by IAC for services rendered pursuant to a services agreement (including the leasing of office space noted above). This amount was paid in full by the Company at September 30, 2016.
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
During the nine months ended September 30, 2016, 0.9 million shares of Company common stock were issued to IAC pursuant to the employee matters agreement; 0.5 million shares were issued as reimbursement for shares of IAC common stock

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

issued in connection with the exercise and settlement of equity awards denominated in shares of a subsidiary of the Company; and 0.4 million shares were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.
NOTE 13—STREAMLINING OF TECHNOLOGY SYSTEMS AND CONSOLIDATION OF EUROPEAN OPERATIONS
The Company is currently in the process of modernizing and streamlining its underlying Dating technology infrastructure that supports both its mobile and desktop platforms, as well as consolidating its European operations from seven principal locations down to three. The project is substantially complete and is expected to be fully completed by the end of 2016. For the three and nine months ended September 30, 2016, the Company incurred $0.8 million and $4.3 million in costs related to this project, respectively, compared to $2.5 million and $14.8 million, for three and nine months ended September 30, 2015, respectively. A summary of the costs incurred, payments made and the related accruals at September 30, 2016 and 2015 is presented below.

	Nine Months Ended September 30, 2016
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$3,013	$564	$3,577
Charges incurred	776	3,504	4,280
Payments made	(1,833)	(3,823)	(5,656)
Accrual as of September 30	$1,956	$245	$2,201

	Nine Months Ended September 30, 2015
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$795	$933	$1,728
Charges incurred	8,582	6,209	14,791
Payments made	(5,152)	(6,514)	(11,666)
Accrual as of September 30	$4,225	$628	$4,853
The costs are allocated as follows in the accompanying consolidated and combined statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$(8)	$1,006	$485	$3,306
Selling and marketing expense	(77)	30	572	1,571
General and administrative expense	132	879	1,497	5,905
Product development expense	713	611	1,726	4,009
Total	$760	$2,526	$4,280	$14,791

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:

•	Reportable Segments

•	Dating - consists of all of our dating businesses globally.

•	Non-dating - consists of The Princeton Review.

•	Dating North America - consists of the financial results of our Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of our Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received from an end user of our products.

•	Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is advertising revenue.

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

•
Cost of revenue - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, in-app purchase fees, credit card processing fees, hosting fees, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google for the distribution and facilitation of in-app purchases of product features.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines, offline marketing (which is primarily television advertising), and partner-related payments to those who direct traffic to our brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services and facilities costs.

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price (of certain acquisitions) that is contingent upon the future operating performance of the acquired company.  The amounts ultimately paid are generally dependent upon earnings performance and/or operating metrics as stipulated in the relevant share purchase agreements.  A liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled.  If the payment date of the liability is longer than one year, the amount is initially recorded net of a discount, which is amortized as an expense each period.  In a period where the acquired company is expected to perform better than the previous estimate, the liability will be increased resulting in additional expense; and in a period when the acquired company is expected to perform worse than the previous estimate, the liability will be decreased resulting in income.  The year-over-year impact can be significant if there is income in one period and expense in the other period.

•
Match Exchange Offer - Match Group exchanged $445 million of 2015 Senior Notes (described below) for a substantially like amount of IAC's 4.75% Senior Notes due December 15, 2022 ("IAC 2012 Senior Notes") on November 16, 2015.

•
2015 Senior Notes - The Company's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which were issued on November 16, 2015 in exchange for IAC 2012 Senior Notes.

•
Term Loan - The Company's $800 million, seven-year term loan entered into on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, the Company issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Term Loan. At September 30, 2016, a balance of $390 million is outstanding.

•	2016 Senior Notes - The Company's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, commencing on December 1, 2016, which were issued on June 1, 2016.
Management Overview
Match Group, Inc. ("Match Group," the "Company," "we," "our," or "us") is the world’s leading provider of dating products. We operate a portfolio of over 45 dating brands, including Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and LoveScout24 (formerly known as FriendScout24), each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 38 languages across more than 190 countries. In addition to our dating businesses, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
2016 Development
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commences on December 1, 2016. The proceeds were used to repay a portion of the Term Loan.
Third Quarter and Year to Date September 2016 Consolidated Results
For the three months ended September 30, 2016, revenue, operating income and Adjusted EBITDA grew 18%, 57% and 34%, respectively. Revenue growth was primarily driven by an increase in Direct Revenue with a strong contribution from Tinder, the acquisition of PlentyOfFish, which was acquired on October 28, 2015, and Eureka. The growth in operating income and Adjusted EBITDA was due primarily to higher revenue and lower selling and marketing expense as a percentage of revenue as our sales mix continues to shift towards brands with lower marketing spend. Operating income was further impacted by income in the current year period of $5.1 million from acquisition-related contingent consideration fair value adjustments compared to expense of $0.8 million in the prior year and lower stock-based compensation expense of $1.9 million, partially offset by higher depreciation expense of $1.9 million.
For the nine months ended September 30, 2016, revenue, operating income and Adjusted EBITDA grew 20%, 55% and 54%, respectively. Revenue, operating income and Adjusted EBITDA increased primarily due to the factors described above in the three-month discussion, as well as from the acquisition of Eureka on April 24, 2015. Operating income and Adjusted EBITDA also benefited from a decrease of $10.5 million in costs related to the consolidation and streamlining of our technology systems and European operations at our Dating business ($4.3 million in 2016 compared to $14.8 million in 2015). Operating income was further impacted by income in the current year period of $2.7 million from acquisition-related contingent consideration fair value adjustments compared to income of $11.5 million in the prior year and increases of $10.4 million and $5.4 million in stock-based compensation expense and amortization of intangibles, respectively.

Results of Operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	Change	% Change	2015	2016	Change	% Change	2015
	(In thousands, except ARPPU)
Direct Revenue:
North America	$172,441	$23,713	16%	$148,728	$507,319	$73,239	17%	$434,080
International	101,286	25,513	34%	75,773	278,857	73,118	36%	205,739
Total Direct Revenue	273,727	49,226	22%	224,501	786,176	146,357	23%	639,819
Indirect Revenue	13,803	3,173	30%	10,630	37,064	8,655	30%	28,409
Total Dating Revenue	287,530	52,399	22%	235,131	823,240	155,012	23%	668,228
Non-dating Revenue	28,917	(4,923)	(15)%	33,840	79,609	(5,020)	(6)%	84,629
Total Revenue	$316,447	$47,476	18%	$268,971	$902,849	$149,992	20%	$752,857

Percentage of Total Revenue:
Direct Revenue:
North America	55%			55%	56%			58%
International	32%			28%	31%			27%
Total Direct Revenue	87%			83%	87%			85%
Indirect Revenue	4%			4%	4%			4%
Total Dating Revenue	91%			87%	91%			89%
Non-dating Revenue	9%			13%	9%			11%
Total Revenue	100%			100%	100%			100%

Average PMC:
North America	3,371	695	26%	2,676	3,301	658	25%	2,643
International	2,175	684	46%	1,491	2,010	663	49%	1,347
Total	5,546	1,379	33%	4,167	5,311	1,321	33%	3,990

ARPPU:
North America	$0.56	$(0.04)	(8)%	$0.60	$0.56	$(0.04)	(7)%	$0.60
International	$0.51	$(0.04)	(8)%	$0.55	$0.51	$(0.05)	(10)%	$0.56
Total	$0.54	$(0.05)	(8)%	$0.59	$0.54	$(0.05)	(8)%	$0.59
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Revenue increased $47.5 million, or 18%, in 2016 versus 2015. Revenue during the period was favorably impacted by a strong contribution from Tinder, the acquisition of PlentyOfFish (acquired October 2015) and Eureka.
North America Direct Revenue grew $23.7 million, or 16%, in 2016 versus 2015, driven by 26% growth in Average PMC, partially offset by an 8% decline in ARPPU. Average PMC growth was driven by higher beginning PMC, growth in new users and an increase in the percentage of new users becoming paid members. ARPPU decreased due to the continued mix shift towards lower ARPPU brands including Tinder and PlentyOfFish, both of which have lower price points compared to our more established brands, partially offset by increases in mix-adjusted rates.
International Direct Revenue grew $25.5 million, or 34%, in 2016 versus 2015, primarily driven by 46% growth in Average PMC, partially offset by an 8% decline in ARPPU. Average PMC growth was driven by higher beginning PMC, growth in new users, and an increase in the percentage of new users becoming paid members. The decline in ARPPU was due to mix shifts to lower rate brands.

Non-dating revenue decreased $4.9 million reflecting lower in-person SAT test preparation courses and in-person tutoring, partially offset by an increase in online and self-paced services.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Revenue increased $150.0 million, or 20%, in 2016 versus 2015 primarily driven by the factors described above in the three-month discussion and the acquisition and continued growth of Eureka (acquired April 2015).
North America Direct Revenue grew $73.2 million, or 17%, in 2016 versus 2015, driven by 25% growth in Average PMC, partially offset by a 7% decline in ARPPU. Average PMC growth was driven by the factors described above in the three-month discussion. ARPPU declines were primarily driven by the factors described above in the three-month discussion.
International Direct Revenue grew $73.1 million, or 36%, in 2016 versus 2015, primarily driven by 49% growth in Average PMC, partially offset by a 10% decline in ARPPU. Average PMC growth was driven by the factors described above in the three-month discussion. The decline in ARPPU was due to mix shifts to lower rate brands and a decrease in mix-adjusted rates.
Non-dating revenue decreased $5.0 million driven by the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$61,161	$13,525	28%	$47,636
Percentage of revenue	19%			18%
Cost of revenue increased $13.5 million, or 28%, in 2016 versus 2015.
Dating cost of revenue increased $15.1 million, or 42%, outpacing revenue growth, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, and the acquisition of PlentyOfFish.
Non-dating cost of revenue decreased $1.6 million, or 13%, driven by a mix shift to higher margin online products from in-person courses.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$171,385	$40,267	31%	$131,118
Percentage of revenue	19%			17%
Cost of revenue increased $40.3 million, or 31%, in 2016 versus 2015.
Dating cost of revenue increased $44.8 million, or 46%, and Non-dating cost of revenue decreased $4.5 million, or 13%, driven primarily by the factors described above in the three-month discussion. Dating cost of revenue was further impacted by the acquisition of Eureka.

Selling and marketing expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$92,370	$2,672	3%	$89,698
Percentage of revenue	29%			33%
Selling and marketing expense increased $2.7 million, or 3%, but declined as a percentage of revenue as the product mix at Dating continues to shift towards brands with lower marketing spend.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$294,061	$4,217	1%	$289,844
Percentage of revenue	33%			38%
Selling and marketing expense increased $4.2 million, or 1%, but declined as a percentage of revenue, due primarily to the factor described above in the three-month discussion.
General and administrative expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$39,685	$(6,296)	(14)%	$45,981
Percentage of revenue	13%			17%
General and administrative expense decreased $6.3 million, or 14%, in 2016 versus 2015.
Dating general and administrative expense decreased $1.7 million, or 5%, driven primarily by a change of $5.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by an increase of $2.4 million in compensation. The change in the acquisition-related contingent consideration fair value adjustments was due to income of $5.1 million in the current year period compared to expense of $0.8 million in the prior year period. The increase in compensation is driven by increased headcount from recent acquisitions, partially offset by a decrease in stock-based compensation expense primarily due to the inclusion in 2015 of a modification charge related to certain equity awards, partially offset by the issuance of new equity awards since the prior year.
Non-dating general and administrative expense decreased $4.6 million, or 32%, driven primarily by a favorable resolution of a non-income tax related matter and a decrease in consulting expenses.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$138,261	$16,958	14%	$121,303
Percentage of revenue	15%			16%
General and administrative expense increased $17.0 million, or 14%, in 2016 versus 2015.
Dating general and administrative expense increased $24.0 million, or 30%, driven primarily by a change of $8.8 million in acquisition-related contingent consideration fair value adjustments, an increase of $8.6 million in compensation and an increase of $3.0 million in office rent as we continue to grow and expand our operations. The change in the acquisition-related contingent consideration fair value adjustments was due to income of $2.7 million in the current year period compared to income of $11.5 million in the prior year period. The increase in compensation is due to an increase in headcount from recent acquisitions and a $4.8 million increase in stock-based compensation expense primarily due to the issuance of new equity awards since the prior year, partially offset by the inclusion in 2015 of a modification charge related to certain equity awards.
Non-dating general and administrative expense decreased $7.0 million, or 17%, driven by the factors described above in the three-month discussion.
Product development expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$18,539	$1,728	10%	$16,811
Percentage of revenue	6%			6%
Product development expense increased $1.7 million, or 10%, in 2016 versus 2015, driven primarily by increased investments in headcount at Tinder, increase in stock-based compensation expense due primarily to new grants issued since the prior year period, and from the acquisition of PlentyOfFish.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$62,346	$11,606	23%	$50,740
Percentage of revenue	7%			7%
Product development expense increased $11.6 million, or 23%, in 2016 versus 2015, driven primarily by the factors described above in the three-month discussion and the acquisition of Eureka. The increase in stock-based compensation was further impacted by a net increase in expense associated with the modification of certain equity awards since the prior year period.

Depreciation
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$8,032	$1,895	31%	$6,137
Percentage of revenue	3%			2%
Depreciation increased $1.9 million, or 31%, in 2016 versus 2015, driven by acquisitions, the write-off of internally developed software costs which are no longer being utilized, and an increase in computer equipment as we continue to grow and expand our operations at Dating, partially offset by lower depreciation at Non-dating.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$22,609	$2,805	14%	$19,804
Percentage of revenue	3%			3%
Depreciation increased $2.8 million, or 14%, in 2016 versus 2015, driven by the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Operating income (loss):
Dating	$90,938	$31,867	54%	$59,071	$202,624	$59,727	42%	$142,897
Non-Dating	816	1,531	NM	(715)	(8,014)	8,965	53%	(16,979)
Total	$91,754	$33,398	57%	$58,356	$194,610	$68,692	55%	$125,918

Percentage of revenue	29%			22%	22%			17%

Adjusted EBITDA:
Dating	$107,101	$26,778	33%	$80,323	$275,834	$90,771	49%	$185,063
Non-dating	3,607	1,273	55%	2,334	(420)	5,288	93%	(5,708)
Total	$110,708	$28,051	34%	$82,657	$275,414	$96,059	54%	$179,355

Percentage of revenue	35%			31%	31%			24%
________________________
NM = not meaningful
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see Note 9 to the consolidated and combined financial statements.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Operating income and Adjusted EBITDA increased $33.4 million, or 57%, and $28.1 million, or 34%, respectively, in 2016 versus 2015.
Dating operating income and Adjusted EBITDA increased $31.9 million, or 54%, and $26.8 million, or 33%, respectively, as a result of the increase in revenue of $52.4 million and a decrease in selling and marketing expense as a percentage of revenue resulting from continued mix shifts towards brands with lower marketing spend, partially offset by the increase in cost of revenue. Additionally, costs incurred related to the consolidation and streamlining of our technology systems and European operations were $0.8 million, a decline of $1.8 million compared to the prior year period. Operating income was further impacted by income in the current year period of $5.1 million from acquisition-related contingent consideration fair value adjustments compared to expense of $0.8 million in the prior year and lower stock-based compensation expense of $2.1 million partially offset by higher depreciation expense of $2.2 million.
Non-dating operating loss improved $1.5 million to income of $0.8 million and Adjusted EBITDA improved $1.3 million, or 55%, primarily due to reduced losses as a result of a mix-shift to higher margin online products from in-person courses, a favorable resolution of a non-income tax related matter, and a decrease in consulting expenses. Operating income in the current year period was further impacted by lower depreciation in 2016.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Operating income and Adjusted EBITDA increased $68.7 million, or 55%, and $96.1 million, or 54%, respectively, in 2016 versus 2015.
Dating operating income and Adjusted EBITDA increased $59.7 million, or 42%, and $90.8 million, or 49%, respectively, primarily due to the factors described above in the three-month discussion. Operating income was further impacted by $8.8 million in changes from acquisition-related contingent consideration fair value adjustments and increases in stock-based compensation expense of $10.6 million, which is due to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards since the prior year period, $5.9 million in additional amortization of intangibles, which is due to acquisitions that occurred in 2015, and $5.8 million in additional depreciation, which is due to acquisitions and assets being placed in service. The change in the acquisition-related contingent consideration fair value adjustments was the result of income of $2.7 million in the current year period compared to income of $11.5 million in the prior year period.
Non-dating operating loss and Adjusted EBITDA loss decreased $9.0 million, or 53%, and $5.3 million, or 93%, respectively, driven by the factors described above in the three-month discussion.
At September 30, 2016, there was $96.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$(20,751)	$20,751	NA	$—
Interest expense—related party	—	(2,318)	NA	(2,318)
________________________
NA = not applicable
Interest expense—third party relates to interest on the Term Loan, 2015 Senior Notes, 2016 Senior Notes and the commitment fee on the Company's revolving credit facility, all of which commenced subsequent to September 30, 2015.

Interest expense—related party in 2015 included interest charged by IAC and its subsidiaries on long-term related party debt. The long-term related party debt was settled during the fourth quarter of 2015 prior to the initial public offering ("IPO").
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$(61,828)	$61,828	NA	$—
Interest expense—related party	—	(6,879)	NA	(6,879)
See the three-month discussion above for components of Interest expense—third party and Interest expense—related party.
Other income, net
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$6,045	$4,510	294%	$1,535
Other income, net in 2016 includes $5.0 million in foreign currency exchange gains and a $0.9 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees.
Other income, net in 2015 includes $1.5 million in foreign currency exchange gains and $1.3 million in interest income, partially offset by a $1.0 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$4,410	$(3,931)	(47)%	$8,341
Other income, net in 2016 includes $14.5 million in foreign currency exchange gains and a $3.1 million gain related to the sale of a marketable equity security, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the prepayment of $400 million of the Term Loan, a $2.0 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees, and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee.
Other income, net in 2015 includes $6.5 million in foreign currency exchange gains, $5.2 million of which related to a €53 million 5.00% Note payable to an IAC subsidiary, and $3.6 million in interest income, partially offset by a $1.6 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees. The intercompany note payable to an IAC subsidiary was settled during the fourth quarter of 2015.

Income tax provision
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(20,344)	NM	NM	$(22,136)
Effective income tax rate	26%			38%
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and the non-taxable gain on contingent consideration fair value adjustments.
The 2015 effective income tax rate was higher than the statutory rate of 35% due primarily to state taxes.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(39,168)	NM	NM	$(42,632)
Effective income tax rate	29%			33%
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates.
The 2015 effective income tax rate was lower than the statutory rate of 35% due primarily to the non-taxable gain on contingent consideration fair value adjustments, partially offset by state taxes.
For further details of income tax matters see Note 2 to the consolidated and combined financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (1)	$88,679	$34,422
All other countries (2)	142,475	53,751
Total cash and cash equivalents	231,154	88,173
Marketable equity security (United States)	—	11,622
Total cash and cash equivalents and marketable securities	$231,154	$99,795

Long-term debt:
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (3) (4)	390,000	800,000
Total long-term debt	1,235,172	1,245,172
Less: Current maturities of long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,100	11,691
Less: Unamortized debt issuance costs	14,526	16,610
Total long-term debt, net of current maturities	$1,215,546	$1,176,871

(1)	Domestically, cash equivalents include $50.0 million of AAA rated treasury money market funds at September 30, 2016; the balance reflects cash deposits held in financial institutions.

(2)
Internationally, cash equivalents include $1.8 million of money market funds at September 30, 2016; the balance reflects cash deposits held in financial institutions. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.; therefore, we have not provided for any U.S. income taxes related to these funds.

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

Senior Notes:
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% of Senior Notes due June 1, 2024.
Promptly following the closing of the Match Exchange Offer on November 16, 2015, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the IAC 4.875% Senior Notes due November 30, 2018, the IAC Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or

Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2016, Match Group was in compliance with all applicable covenants.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10.0 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan and, as a result, quarterly principal payments of $10.0 million under the Term Loan are no longer due. The remaining principal balance at September 30, 2016 of $390 million is due at maturity. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2015 and 2016 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At September 30, 2016, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$168,902	$126,241
Net cash used in investing activities	(25,093)	(69,030)
Net cash (used in) provided by financing activities	(1,962)	101,163
2016
Net cash provided by operating activities consists of earnings adjusted for stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, excess tax benefits and the effect of changes from working capital activities. Adjustments to earnings primarily consist of $41.3 million of stock-based compensation expense, $22.6 million of depreciation, $19.6 million of amortization of intangibles, $25.9 million in excess tax benefits, $2.7 million in gains from acquisition-related contingent consideration fair value adjustments and $1.8 million in other adjustments that consist primarily of a non-cash charge on the repayment of $400 million of the Term Loan, partially offset by foreign currency exchange gains on intercompany loans. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $26.1 million, due mainly to growth in membership revenue, partially offset by an increase in other assets of $10.1 million primarily related to the prepayment of certain expenses.
Net cash used in investing activities in 2016 consists primarily of capital expenditures of $39.1 million that are related to the internal development of software to support our products and services, as well as computer equipment and leasehold improvements as we continue to grow and expand our operations at Dating, partially offset by the proceeds of $11.7 million from the sale of a marketable security.
Net cash used in financing activities in 2016 mainly relates to the payment of $410.0 million toward the Term Loan, of which $400.0 million was financed by the issuance of the 2016 Senior Notes.
2015
Adjustments to earnings primarily consist of $31.0 million of stock-based compensation expense, $19.8 million of depreciation and $14.1 million of amortization of intangibles, partially offset by $31.3 million in excess tax benefits from stock-based awards, $11.5 million of acquisition-related contingent consideration fair value adjustments, $11.3 million of other adjustments, which mainly relate to non-cash foreign currency exchange gains on related party debt, and $8.6 million of deferred income taxes. The increase in cash from changes from working capital is due primarily to an increase in income taxes payable of $27.0 million, an increase of $24.0 million in deferred revenue and an increase in accounts payable and accrued expenses and other current liabilities of $20.8 million, partially offset by an increase in accounts receivable of $25.1 million and an increase in other current assets of $7.4 million. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to growth in membership fees in the Dating business, a seasonal increase in class enrollment in the Non-dating business and acquisitions. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to increased online spending, the timing of marketing payments and costs associated with the consolidation and streamlining of technology systems and European operations at the Dating business. The increase in accounts receivable is primarily due to growth from in-app purchases sold through Dating's mobile products. The increase in other current assets is primarily due to an increase in prepaid expenses and VAT refund receivables.
Net cash used in investing activities in 2015 includes cash consideration used in acquisitions of $40.7 million and capital expenditures of $19.9 million, primarily related to the internal development of software to support our products and services.
Net cash provided by financing activities in 2015 includes net cash transfers of $75.9 million from IAC and $31.3 million in excess tax benefits from stock-based awards, partially offset by $5.5 million in contingent consideration payments. The net cash transfers include a $155.0 million capital contribution to partially fund the PlentyOfFish acquisition, partially offset by cash transfers to IAC of $79.1 million that relate to IAC's centrally managed U.S. treasury management function.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on October 7, 2020. At September 30, 2016, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2016 capital expenditures will be higher than 2015 by approximately 50% to 60%, driven primarily by leasehold improvements related to a new lease for the Company's corporate headquarters and costs related to a new data center.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. Our indebtedness could limit our ability to: (i)

obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. IAC owns 82.8% of our outstanding shares of capital stock and has approximately 98.0% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At September 30, 2016, except as noted below, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company has total long-term debt of $1.2 billion at both September 30, 2016 and December 31, 2015. On June 1, 2016, the Company issued $400 million of 6.375% Senior Notes. The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Term Loan. Following the payment, $390 million of the Term Loan is outstanding. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%, or 5.50%. Based on this transaction, the Company will incur approximately $100 million of additional interest expense over the term of its debt obligations due to the higher interest rate and the longer maturity of the 2016 Senior Notes, due June 1, 2024, as compared to the Term Loan, due November 16, 2022.

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
Non-Cash Expenses That Are Excluded From Match Group's Adjusted EBITDA
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, see Note 9 to the consolidated and combined financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
At September 30, 2016, the Company's outstanding debt was $1.2 billion, which consists of $845.2 million of Match Group Senior Notes, which bear interest at fixed rates, and a $390 million Term Loan, which bears interest at a variable rate. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $46.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%, or 5.50%. LIBOR at September 30, 2016 for similar borrowings of three months was approximately 85 basis points. If LIBOR were to increase by 100 basis points then the annual interest payments on the Term Loan would increase by 85 basis points, or $3.4 million, in 2016. If LIBOR decreased 85 basis points to zero, annual interest payments on the Term Loan would remain the same because of the 1% floor. Such potential changes in interest payments are based on certain simplifying assumptions, including a constant rate of variable-rate debt and an immediate across the board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union.
While historically foreign currency exchange gains and losses have not been material to the Company, the significant decline in the British Pound ("GBP") due to the Brexit vote generated significant foreign currency exchange gains during 2016, which total $14.5 million for the nine months ended September 30, 2016. This gain is primarily related to a U.S. dollar denominated intercompany loan related to a recent acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency.

If the GBP had declined a further 10% further versus the U.S. dollar during the nine months ended September 30, 2016, the gain would have been greater by $2.5 million and if the GBP had declined 10% less versus the U.S. dollar the gain would have been reduced by $2.0 million.
Historically, the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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

Securities Class Action Litigation against Match Group

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against the Company, five of its officers and directors, and twelve underwriters of the Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleged that the Company’s registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) the Company’s Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserted that these alleged failures to timely disclose material information caused the Company’s stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleaded claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint sought class certification, damages in an unspecified amount and attorneys’ fees.  On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who was presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former shareholders in the Company and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel.  In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.  On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint.  On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Company’s Non-dating business.  The defendants will file motions to dismiss the amended consolidated complaint on or before November 8, 2016.  The Company believes that the allegations in this lawsuit are without merit and will defend vigorously against them.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and other similar matters.  These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating products, our ability to attract users to our dating products through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating products through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to  protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions and certain risks relating to our relationship with IAC/InterActiveCorp, among other risks.

Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2015. Other unknown or unpredictable factors that could also adversely affect Match Group's business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Employee Matters Agreement dated as of November 24, 2015, by and between IAC/InterActiveCorp (“IAC”) and the Company, as amended effective as of April 13, 2016 (the “Employee Matters Agreement”), provides. among other things, that the Company will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees and that IAC may elect to receive payment either in cash or Company common stock.

Pursuant to the Employee Matters Agreement, 16,848 shares of Company common stock were issued to IAC on September 28, 2016 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options held by Match Group employees.

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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
3.2	Amended and Restated By-laws of Match Group, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.1	Employment Agreement between Jared Sine and Match Group, Inc., effective as of July 5, 2016.(1)
31.1
Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2016	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	November 7, 2016
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