Form 10-K
period 2016-12-31
Match Group, Inc.
filed 2017-02-28
CIK 1575189

As filed with the Securities and Exchange Commission on February 28, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

Commission File No. 001-37636
Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4278917 (I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas (Address of Registrant's principal executive offices)	75231 (Zip Code)
(214) 576-9352
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 27, 2017, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	46,049,219
Class B Common Stock	209,919,402
Class C Common Stock	—
Total	255,968,621
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $590,129,802. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1. Business
Who we are
Match Group, Inc. is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish, Meetic, OkCupid, Pairs, Twoo, OurTime, BlackPeopleMeet and LoveScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries. Match Group operates in two segments: Dating and Non-dating.
All references to "Match Group," the "Company," "we," "our" or "us" in this report are to Match Group, Inc.
Our target market includes all adults in North America, Western Europe and many other regions around the world who are not in a committed relationship and who have access to the internet. Consumer preferences within this population vary significantly, influenced in part by demographics, geography, religion and sensibility. As a result, the market for dating products is fragmented, and no single product has been able to effectively serve the dating category as a whole.
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
Coinciding with the general trend toward mobile technology, in recent years we have experienced (and continue to experience) a meaningful shift in our user base from desktop devices to mobile devices, and currently offer mobile experiences on substantially all of our dating products. This shift has enabled us to reach groups of users which had previously proven elusive, such as the millennial audience; for example, Tinder, a mobile-only product, has been able to tap into this audience rapidly over the last few years. Additionally, in previously desktop-oriented products like Match, the shift to mobile has led to increased usage of our products, as mobile users on average access our products at meaningfully higher rates than do those users who access our products on desktop.
In addition to our dating business, we also currently operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services. In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company. The transaction is expected to close in the first half of 2017.
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

•	Convenience: The nature of the internet and the proliferation of mobile devices allow users to connect with new people at any time, regardless of where they are.

Depending on a person's circumstances at any given time, dating products can act as a supplement to, or substitute for, traditional means of meeting people. When selecting a dating product, we believe that users consider the following attributes:

•
Brand recognition: Brand is very important. Users generally associate strong dating brands with a higher likelihood of success and a higher level of security. Generally, successful dating brands depend on large, active communities of users, strong algorithmic filtering technology and awareness of successful usage among similar users.

•	Successful experiences: Demonstrated success of other users attracts new users through word-of-mouth recommendations. Successful experiences also drive repeat usage.

•
Community identification: Users typically look for dating products that offer a community with which the user most strongly associates. By selecting a dating product that is focused on a particular demographic, religion, geography or intent (for example, casual dating or more serious relationships), users can increase the likelihood that they will make a connection with someone with whom they identify.

•
Product features and user experience: Users tend to gravitate towards dating products that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, offline events or search capabilities. User experience is also driven by the type of user interface (for example, swiping versus scrolling), a particular mix of free and paid features, ease of use and security. Users expect every interaction with a dating product to be seamless, intuitive and secure.

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
As a result, we approach the category with a portfolio strategy in order to reach a broad range of users. Our portfolio consists of over 45 brands, available in 42 languages, and offered in over 190 countries. The following is a list of our key brands:
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
Tinder. Tinder was launched in 2012, and has since risen to scale and popularity faster than any other product in the dating category. Tinder's mobile-only offering and distinctive "right swipe" feature have led to significant adoption among the millennial generation, previously underserved by the dating category.
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
Meetic. Meetic, a leading European online dating company based France, was founded in 2001. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches, and the ability to attend live events, promoted by Meetic, with other members. Also, similar to Match, because the ability to communicate between members is generally a component of paid membership, Meetic's high percentage of paying users indicates a generally higher level of intent than some of our other brands. Meetic relies heavily on word-of-mouth traffic, repeat usage and paid marketing, and has a relatively balanced age distribution across the single population.
OkCupid. OkCupid was launched in 2004, and has attracted users through a mathematical and Q&A approach to the category. OkCupid has grown meaningfully over the years without significant marketing spend. OkCupid has a loyal user base in many major United States cities, which tends, on average, to be younger than the user base of Match.
Pairs. Pairs was launched in 2012 by Eureka, which we acquired in May 2015, Pairs is a leading provider of dating products in Japan, with a strong presence in Taiwan and a growing presence in other select Asian countries. Pairs is a Facebook based dating app that was specifically designed to address social barriers generally associated with the use of dating products in Asian countries, particularly Japan.
Twoo. Twoo was founded in 2011 and has been highly successful in creating dating products seeded through existing social networks. Its viral acquisition tactics and internationalized platform have enabled Twoo to rapidly expand in a relatively short time. Twoo's user base is concentrated in Europe, Asia and South America.
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
LoveScout24. Founded in 2007, LoveScout24 (formerly known as FriendScout24) is a leading provider of dating products in Germany with a strong presence in Austria and Switzerland. It is characterized by its search-based product offering, in contrast to the "matching" products that are otherwise predominant in the German markets.
Product Features and Pricing. All our Dating products enable users to establish a profile and review other people's profiles without charge. Each product also offers additional features, some of which are free, and some of which require payment depending on the particular product. In general, access to premium features requires a paid membership, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of membership purchased, by the bundle of paid features that a user chooses to access, and by whether or not a customer is taking advantage of any special offers. In addition to paid memberships, many of our products offer the user the ability to promote themselves for a given period of time, or to review certain profiles without any signaling to the other members, and these features are offered on a pay-per-use basis. The precise mix of paid and premium features is established over time on a brand-by-brand basis and is constantly subject to iteration and evolution.
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
Our Non-dating business
In addition to our Dating business, we also operate The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services. The Princeton Review includes Tutor.com (acquired in 2012) and The Princeton Review (acquired in 2014). In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company. The transaction is expected to close in the first half of 2017.
Revenue
Our Dating revenue is primarily derived directly from users in the form of recurring membership fees, which typically provide unlimited access to a bundle of features for a specific period of time, and the balance from à la carte features, where users pay a fee for a specific action or event. Each of our brands offers a combination of free and paid features targeted to its unique community. In addition to direct revenue from our users, we generate indirect revenue from online advertising. Non-dating revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services.

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
Technology
Consistent with our general operating philosophy, each of our brands tends to develop its own technology systems to support its product, leveraging both open-source and vendor supported software technology. Each of our various brands has dedicated engineering teams responsible for software development and creation of new features to support our products across the full range of devices, from desktop to mobile-web to native mobile applications. Our engineering teams use an agile development process, allowing us to deploy frequent iterative releases for product features. Excluding costs capitalized, the Company incurred $83.1 million, $67.3 million and $49.7 million in the fiscal years ended December 31, 2016, 2015 and 2014, respectively, on product development.
We host the majority of our brands in leased data centers located within the general geography served by the brand. Other brands utilize hosted web services, primarily Amazon Web Services, to support their infrastructure.
Competition
The dating industry is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar dating and matchmaking products.
In addition to other online dating brands, we compete indirectly with offline dating services, such as in-person matchmakers, and social media platforms. Arguably, our biggest competition comes from the traditional ways that people meet each other, and the choices some people make to not utilize dating products or services.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	our ability to increase consumer acceptance of dating products;

•	the continued strength of our brands;

•	the breadth and depth of our active communities of users relative to those of our competitors;

•	our ability to evolve our products in response to our competitors' offerings, user requirements, social trends and the technological landscape;

•	our ability to efficiently acquire new users for our products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our products.
A large portion of users in our category use multiple dating products over a given period of time, either concurrently or sequentially, making our broad portfolio of brands a competitive advantage.
Intellectual property
We regard our intellectual property rights, including trademarks, domain names and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Match, Tinder, Meetic, OkCupid and OurTime, and associated domain names, taglines and logos) to market our dating products and applications and build and maintain brand loyalty and recognition. We have an ongoing trademark and service mark registration program, pursuant to which we register our brand names and product names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and file registrations (to the extent available) and renew existing registrations for domain names that we believe are material to our business.

We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and to a lesser extent, upon patented and patent-pending technologies, processes and features relating to our matching process systems or related features, products and services with expiration dates from 2025 to 2038. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be necessary or otherwise appropriate and cost-effective.
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
Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches, primarily in the case of our operations in the European Union and our handling of personal data of users located in the European Union. As a result, we could be subject to various private and governmental claims and actions. See "Risk factors—Risks relating to our business—Unauthorized access of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights and compliance with laws designed to prevent unauthorized access of personal data could be costly."
As the provider of dating products with a membership-based element, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing membership payment models. Finally, certain U.S. states and certain countries in Asia have laws that specifically govern dating services.
Financial information about segments and geographic areas
The segment and geographic information required herein is set forth in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
Employees
As of December 31, 2016, we had approximately 1,800 full-time employees and approximately 3,300 part-time employees worldwide. Substantially all of our part-time employees are employed by our Non-dating businesses and perform academic tutoring, test preparation and college counseling services.
Additional Information
Corporate information. We were incorporated in the State of Delaware on February 12, 2009 as a wholly-owned subsidiary of IAC/InterActiveCorp ("IAC").
Company website and public filings. The Company maintains a website at www.mtch.com. Neither the information on the Company's website, nor the information on the website of any Match Group business, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the Securities and Exchange Commission ("SEC").
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of ethics. The Company's code of ethics applies to all employees (including Match Group's principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on the Company's website at http://ir.mtch.com under the heading of "Corporate Governance." This code of ethics complies with Item 406 of SEC

Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for Match Group's executive officers, senior financial officers or directors, will also be disclosed on Match Group's website.

Relationship with IAC
Equity ownership and vote. Match Group has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per shares and which are convertible into common stock on a share for share basis. As of January 27, 2017, IAC owned 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock and 940,668 shares of common stock. These holdings collectively represent approximately 82.4% of our outstanding shares of capital stock and approximately 97.9% of the combined voting power of our outstanding capital stock.
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
Services agreement. The services agreement currently governs services that IAC has agreed to provide through November 24, 2017, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the combined voting power of our voting stock and any subsequent extension or truncation agreed to by us and IAC.
Employee matters agreement. The employee matters agreement, as amended, covers a wide range of compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of our board of directors, we will no longer participate in IAC’s employee benefit plans, but will establish our own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
Subordinated loan credit facility. The subordinated loan facility with IAC (the "IAC Subordinated Loan Facility") allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such indebtedness will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. At December 31, 2016, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility.
For additional information regarding these agreements, see "Note 17—Related Party Transactions" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements."

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
We own, operate and manage a large and diverse portfolio of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience and revenue generation from that product's community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. If a significant portion of our user base were to migrate to our less profitable brands, our business, financial condition and results of operations could be adversely affected. See "Item 7—Management's discussion and analysis of financial condition and results of operations—Management overview—Trends affecting our Dating business."
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
One of our primary means of communicating with our users and keeping them engaged with our products is via email. Our ability to communicate via email enables us to keep our users updated on activity with respect to their profile, present or suggest new or interesting users from the community, invite users to offline events and present discount and free trial offers, among other things. As consumer habits evolve in the era of smart phones and messaging/social networking apps, usage of email, particularly among our younger users, has declined. In addition, deliverability and other restrictions imposed by third party email providers and/or applicable law could limit or prevent our ability to send emails to our users. A continued and significant erosion in our ability to communicate successfully with our users via email could have an adverse impact on user experience, levels of user engagement and the rate at which non-paying users become paid members.
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
We operate in various international markets, primarily in various jurisdictions within the European Union, and as result are exposed to foreign exchange risk for both the Euro and British Pound ("GBP"). During the fiscal years ended December 31, 2016 and 2015, 37% and 32% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results.
Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. Since the average Euro versus the U.S. dollar exchange rate in 2016 was essentially flat compared to 2015, the translation of our international results into U.S. dollars did not significantly reduce our revenue nor did it have a significant effect on the period-over-period comparability of our U.S dollar-

denominated operating results for the fiscal year ended December 31, 2016 versus December 31, 2015. To the extent that the U.S. dollar continues to strengthen relative to the Euro, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar-denominated operating results and will affect their period-over-period comparability.
Fluctuating foreign exchange rates can also result in foreign currency exchange gains and losses. While foreign currency exchange gains and losses historically have not been material to the Company, the significant decline in the GBP due to the Brexit vote on June 23, 2016 generated significant foreign currency exchange gains during the fiscal year ended December 31, 2016. See "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk."
Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
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
Lastly, in the case of Tinder, users currently register for (and log in to) the application exclusively through their Facebook profiles. While we are currently in the process of developing an alternate authentication method that would allow users to register for (and log into) Tinder using their mobile phone number, no assurances can be provided that users will use this method versus registering for (and logging into) Tinder through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the use of its platform and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method and if Facebook did so and no alternate method is available (or the alternate method that we ultimately develop is not adopted by users), our business, financial condition and results of operations could be adversely affected.
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
As our user base continues to shift to mobile solutions, we increasingly rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain à la carte features through these applications. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through these applications to users who download our applications from these stores, we pay Apple and Google, as applicable, a share (generally 30%) of the revenue we receive from these transactions. As the distribution of our dating products through app stores increases, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.
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
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various dating products, ensure acceptable page load times for our dating products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users' experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems and infrastructures from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including credit card information. While we have invested (and continue to invest) heavily in the protection of our systems and infrastructures and in related training, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our products, erode our reputation and brands, result in the disclosure of confidential information of our users and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
The impact of cyber security events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in a loss of consumer confidence generally, which could make users less likely to use or continue to use our products. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

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
Unauthorized access of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights and compliance with laws designed to prevent unauthorized access of personal data could be costly.
Security breaches or other unauthorized access to, or the use or transmission of, personal user information could result in a variety of claims against us, including privacy-related claims. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are changing, inconsistent and conflicting and subject to differing interpretations, and new laws of this nature are adopted from time to time. For example, in 2016 the European Commission adopted the General Data Protection Act, a comprehensive European Union privacy and data protection reform that becomes effective in May 2018. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, certain developing countries in which we do business are also currently considering adopting privacy and data protection laws and regulations and legislative proposals concerning privacy and the protection of user information are often pending before the U.S. Congress and various U.S. state legislatures.
While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance.
Any failure or perceived failure by us (or the third parties with whom we have contracted to store such information) to comply with applicable privacy and security laws, policies or related contractual obligations or any compromise of security that results in unauthorized access to personal information may result in governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users and the competitive positions of our various brands could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

Lastly, compliance with the numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal data could be costly, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. If these costs are significant, our business, financial condition and results of operations could be adversely affected.
We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.
We accept payment from our users primarily through credit card transactions and certain online payment service providers. The ability to access credit card information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success.
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
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, any of which could adversely affect our business, financial condition and results of operations.
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
The reputation of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. While we monitor and review the appropriateness of the content accessible through our dating products and have adopted policies regarding illegal, offensive or inappropriate use of our dating products, our users could nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
In addition, it is possible that a user of our products could be physically, financially, emotionally or otherwise harmed by an individual that such user met through the use of one of our products. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors' dating products could result in negative publicity for the dating industry generally, which could in turn negatively affect our business. Concerns about such harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams and financial fraud, could produce future legislation or other governmental action that could require changes to our dating products, restrict or impose additional costs upon the conduct of our business generally, subject us to liability for user conduct or cause users to abandon our dating products.

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
Our brands are available in over 190 countries. Our international revenue represented 37% and 32% of our total revenue for the fiscal years ended December 31, 2016 and 2015, respectively.
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

•	compliance challenges due to different laws and regulatory environments, particularly in the case of privacy and data security;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
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
We will continue to incur some increased costs and devote substantial management time as a result of operating as a relatively new public company.
The obligations of being a relatively new public company will continue to require new expenditures, place new demands on our management and require the hiring of additional personnel. While IAC continues to provide us with certain corporate and shared services related to corporate functions for negotiated fees, we also expect that we will need to continue to implement additional systems and hire additional personnel, primarily related to public reporting obligations, to adequately function as a mature public company. We cannot precisely predict the amount and timing of these significant expenditures. See "—Risks related to our ongoing relationship with IAC—The services that IAC provides to us may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services if we no longer receive these services from IAC."
We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. For example, as discussed in “Item 3—Legal Proceedings,” in early 2016 we were named, among other defendants, in purported class action lawsuits on behalf of purchasers of shares of our common stock in our initial public offering and thereafter. The defense of these actions may be both time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
Risks related to our ongoing relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of the January 27, 2017, IAC owned all of the shares of our outstanding Class B common stock and 940,668 shares of our common stock, collectively representing approximately 82.4% of our outstanding shares of capital stock and approximately 97.9% of the combined voting power of our outstanding capital stock. As long as IAC owns shares of our capital stock representing a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder. As a result, IAC will have the ability to control significant corporate activities, including:

•	the election of our board of directors and, through our board of directors, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;

•	acquisitions or dispositions of businesses or assets, mergers or other business combinations;

•	issuances of shares of our common stock, Class B common stock, Class C common stock and our capital structure;

•	corporate opportunities that may be suitable for us and IAC, subject to the corporate opportunity provisions in our certificate of incorporation, as described below;

•	our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness generally;

•	the payment of dividends; and

•	the number of shares available for issuance under our equity incentive plans for our prospective and existing employees.
This voting control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that stockholders other than IAC do not view as beneficial. This voting control may also discourage transactions involving a change of control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares. Furthermore, IAC generally has the right at any time to sell or otherwise dispose of the shares of our capital stock that it owns, including the ability to transfer a controlling interest in us to a third party, without the approval of the holders of our common stock and without providing for the purchase of shares of common stock.
Even if IAC owns shares of our capital stock representing less than a majority of the combined voting power of our outstanding capital stock, so long as IAC retains shares representing a significant percentage of our combined voting power, IAC will have the ability to substantially influence these significant corporate activities.
In addition, pursuant to an investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to an employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our agreements with IAC, see "Note 17—Related Party Transactions" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements."
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
Various conflicts of interest between us and IAC could arise. As of the date of this report, five of our eleven directors are current members of the board of directors or executive officers of IAC. Ownership interests of directors or officers of IAC in our stock and ownership interests of our directors and officers in the stock of IAC, or a person's service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

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
We may not be able to resolve any potential conflicts with IAC, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by IAC, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

We are a "controlled company" as defined in the NASDAQ rules, and rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
As a result of IAC owning more than 50% of the combined voting power of our share capital, we are a "controlled company" under the Marketplace Rules of the NASDAQ Stock Market, or the Marketplace Rules. As a "controlled company," we are exempt from the obligation to comply with certain Marketplace Rules related to corporate governance, including the following requirements:

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
Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our nonvoting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a tax-free distribution. However, IAC does currently intend to use its majority voting interest to retain its ability to engage in such a transaction. This intention may cause IAC to not support transactions we wish to pursue that involve issuing shares of our common stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees. The inability to pursue such transactions, if it occurs, may adversely affect our company. See "—IAC controls our company and will have the ability to control the direction of our business" and "—IAC's interests may conflict with our interests and the interests of our stockholders." Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
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
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds (940,668 shares of our common stock and all of our shares of outstanding Class B common stock as of the date of this annual report). As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution; however, any sales by IAC in the public market or distributions to its stockholders of substantial amounts of our stock in the form of common stock or Class B common stock, or the filing by IAC of a registration statement relating to a substantial amount of our stock, could depress the price of our common stock.
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
IAC currently provides (and is expected to continue to provide) us with significant corporate and shared services related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, tax, treasury and other services, for a fee provided in the services agreement described in “Item 1—Business-Relationship with IAC." IAC is not obligated to provide these services in a manner that differs from the nature of the service when we were a wholly-owned subsidiary of IAC, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from IAC, we may not be able to perform these services ourselves, or find appropriate third-party arrangements at a reasonable cost, and the cost may be higher than that charged by IAC.

Risks related to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2016, we had total debt outstanding of approximately $1.2 billion and borrowing availability of $500.0 million under our revolving credit facility.
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
Subject to the restrictions in our credit agreement (which includes our revolving credit facility and term loan) and the restrictions included in the indentures related to the Company's 6.75% Senior Notes due 2022 and 6.375% Senior Notes due 2024 (the "Match Group Senior Notes"), we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our credit agreement and the indentures related to the Match Group Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our or our subsidiaries' current debt levels, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our current and planned indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Our credit agreement and the indentures related to the Match Group Senior Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options.
Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.
Our credit agreement and the indentures related to the Match Group Senior Notes contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our credit agreement and/or the indentures related to the Match Group Senior Notes or any instruments governing future indebtedness of ours. Upon a default, unless waived, the lenders under our credit agreement could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. Holders of the Match Group Senior Notes also have the ability to force us into bankruptcy or liquidation in certain circumstances, subject to the terms of the related indentures. In addition, a default under our credit agreement or the indentures related to the Match Group Senior Notes may trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.
Variable rate indebtedness that we have incurred or may incur under our credit agreement will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
We currently have $350 million of indebtedness outstanding under our term loan. Borrowings under the term loan are, and any borrowings under our revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. Our term loan bears interest at LIBOR plus 3.25%. As of December 31, 2016, the rate in effect was 4.20%. If LIBOR were to increase by 100 basis points, then the annual interest and expense payments on the outstanding balance as of December 31, 2016 on the term loan would have increased by $3.5 million. If LIBOR were to decrease by 100 basis points, then the effective interest rate would decrease by 20 basis points to the LIBOR floor of 0.75% and the annual interest expense and payments in the current year would decrease by $0.7 million. See also "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."
Risks related to ownership of our common stock
The multi-class structure of our capital stock has the effect of concentrating voting control with holders of our Class B common stock and limiting your ability to influence corporate matters.
Our publicly held common stock has one vote per share and our Class B common stock has ten votes per share. As of January 27, 2017, IAC owned all of the shares of our outstanding Class B common stock and 940,668 shares of our common stock, collectively representing approximately 82.4% of our outstanding shares of capital stock and approximately 97.9% of the combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our capital stock, even when the outstanding shares of Class B common stock represent a small minority of our outstanding capital stock, and such voting control will be concentrated with IAC. This concentrated control will significantly limit your ability to influence corporate matters.

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
During 2016, our common stock has traded as high as $19.74 and as low as $8.41 and on February 27, 2017, the closing price of our common stock was $16.40. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks generally, or those in our industry in particular;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	volatility in the market price of our common stock due to the limited number of shares of our common stock held by the public;

•	sales of shares of our stock by us and/or our directors, executive officers, employees and stockholders;

•
the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new brands, products or services;

•	the public's reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors' businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of (or changes to) existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth in any of our significant markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We currently are, and in the future may be, the target of this type of litigation. See “Item 3—Legal Proceedings.” Securities litigation against us, could result in substantial costs and a diversion of our management's attention and resources. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
You may experience dilution due to the issuance of additional securities in the future.
 Our dilutive securities consist of vested and unvested options to purchase shares of our common stock, restricted stock unit awards, vested and unvested stock options and stock settled stock appreciation rights denominated in the equity of Tinder and The Princeton Review ("Subsidiary Awards") and shares of our common stock issuable to IAC as reimbursement for the cost of IAC equity awards held by our employees. For more information regarding Subsidiary Awards, see “Note 12—Stock-Based Compensation" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”
These dilutive securities are reflected in our share calculations underlying our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2016, 2015 and 2014. For more information, see “Note 11-Earnings Per Share” to the consolidated and combined financial statements included in "Item 8-Consolidated and Combined Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price, as well as variances between the estimated fair value of our subsidiaries used to calculate such fully-diluted share calculations (which estimated fair value may change from time-to-time and quarter-to-quarter) and the fair value determined in connection with the liquidity events related to our Subsidiary Awards, could lead to more or less dilution than reflected in these calculations.
At the option of IAC, the shares Match Group issues in connection with subsidiary equity awards will either be issued to holders of such awards or to IAC. In the event they are issued to IAC, IAC would in turn provide the subsidiary equity holders with IAC shares of equivalent value to the Match Group shares issued to it. In cases where Match Group shares are issued directly to subsidiary equity holders, recipients may sell such stock into the open market. If sales are significant and concentrated, these sales could have a temporary impact on the trading value of our stock.
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
Our quarterly results and operating metrics have fluctuated historically and we expect that they could continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing, size and effectiveness of our marketing efforts;

•	fluctuations in the rate at which we attract new users, the level of engagement of such users and the propensity of such users to subscribe to our brands or to purchase à la carte features;

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates;

•	the timing, size and effectiveness of non-marketing operating expenses that we may incur to grow and expand our operations, develop new products and remain competitive;

•	the performance, reliability and availability of our technology, network systems and infrastructure and data centers;

•	operational and financial risks we may experience in connection with historical and potential future acquisitions and investments; and

•	general economic conditions in either domestic or international markets.
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
We are not obligated to pay dividends on our common stock or Class B common stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Match Group's corporate headquarters consists of approximately 73,000 square feet of office space in Dallas, Texas. This office space, which also houses offices for the Match brand, is leased pursuant to a lease agreement that expires on March 31, 2027. We do not own any real property.
The facilities for our various businesses, which we lease (in some cases, from IAC) both in the United States and abroad, consist of executive and administrative offices and data centers. We also lease space in four data centers: two for our North American, Latin American and Asian operations (one in Dallas, Texas and another in Waco, Texas), and two for our European operations (one in Paris, France and another in Zaventem, Belgium).
We believe that our current facilities are adequate to meet our ongoing needs. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See "Item 1A—Risk factors—Risks relating to our business—We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition."
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Match Group management, none of the pending litigation matters that we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.
Securities Class Action Litigation against Match Group
As previously disclosed in our periodic reports, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against the Company, five of its officers and directors, and twelve underwriters of the Company's initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleged that the registration statement and prospectus issued in connection with the Company's initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—General-Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserted that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleaded claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint sought among other relief class certification and damages in an unspecified amount.

On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former Match Group shareholders and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the

Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.  On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel.

On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017.  We believe that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "MTCH." Our common stock started trading on NASDAQ on November 19, 2015. Prior to November 19, 2015, there was no established public trading market for our common stock and there is no established public trading market for our Class B common stock. The table below sets forth, for the calendar periods indicated, the historical high and low sales prices per share for our common stock as reported on NASDAQ. As of February 27, 2017, the closing price of our common stock on NASDAQ was $16.40.

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$19.74	$15.08
Third Quarter	18.20	14.28
Second Quarter	16.10	10.06
First Quarter	14.25	8.41
Year Ended December 31, 2015
Fourth Quarter (November 19, 2015 to December 31, 2015)	$16.17	$12.63
As of January 27, 2017, there were eleven holders of record of the Company's common stock and one holder of record of the Company's Class B common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
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
Unregistered Sales of Equity Securities
The Employee Matters Agreement dated as of November 24, 2015, by and between IAC/InterActiveCorp (“IAC”) and the Company, as amended effective as of April 13, 2016 (the “Employee Matters Agreement”), provides, among other things, that the Company will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees and that IAC may elect to receive payment either in cash or Company common stock.

Pursuant to the Employee Matters Agreement, 2,812 shares of Company common stock were issued to IAC on December 21, 2016 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options held by Match Group employees.  None of the above issuances involved any underwriters or public offerings and we believe that each issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

Item 6.    Selected Financial Data
The selected financial data set forth in the table below as of December 31, 2016 and 2015 and for the years then ended were derived from our audited consolidated and combined financial statements. The selected financial data set forth in the table below as of December 31, 2014 and 2013 and for the years then ended were derived from our audited combined financial statements. The combined statement of operations data for the year ended December 31, 2012 was derived from our audited combined statement of operations. This selected financial data should be read in conjunction with the consolidated and combined financial statements and accompanying notes included herein.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$1,222,526	$1,020,431	$888,268	$803,089	$713,449
Net earnings	172,013	120,487	148,359	126,627	90,281
Earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.68	$0.69	$0.92	$0.78	$0.55
Diluted	$0.64	$0.65	$0.88	$0.76	$0.53

	December 31,
	2016	2015(b)	2014	2013
	(In thousands)
Balance Sheet Data:
Total assets	$2,048,678	$1,909,392	$1,302,109	$1,286,705
Long-term debt, including current maturities	1,176,493	1,216,871	—	—
Long-term debt, related party	—	—	190,586	79,000
______________________

(a)	We recognized items that affected the comparability of results for the years 2016, 2015 and 2014, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)
Total assets and long-term debt have been adjusted due to the adoption of Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Together, this guidance requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts and premiums, while debt issuance costs related to line-of-credit arrangements may still continue to be classified as assets, see "Note 2—Summary of Significant Accounting Policies" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable segments:

•	Dating - consists of all of our dating businesses globally.

•	Non-dating - consists of The Princeton Review.
Operating metrics:

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

•
Average Revenue per Paying User ("ARPPU") - is Direct Revenue from members in the relevant measurement period (whether in the form of subscription payments or à la carte payments) divided by the Average PMC in such period divided by the number of calendar days in such period. This definition has been updated in the fourth quarter of 2016 to exclude non-subscriber Direct Revenue and previously reported ARPPU has been adjusted to conform to this definition.

Operating costs and expenses:

•
Cost of revenue - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, and teachers/tutors, in-app purchase fees, credit card processing fees, hosting fees and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google for the distribution and facilitation of in-app purchases of product features.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines, offline marketing (which is primarily television advertising), and partner-related payments to those who direct traffic to our brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services and facilities costs.

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs, to the extent that they are not capitalized, for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price (of certain acquisitions) that is contingent upon the future operating performance of the acquired company.  The amounts ultimately paid are generally dependent upon earnings performance and/or operating metrics as stipulated in the relevant purchase agreements.  The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period to fair value until the liability is settled.  If the payment date of the liability is longer than one year, the amount is initially recorded net of a discount, which is amortized as an expense each period.  In a period where the acquired company is expected to perform better than the previous estimate, the liability will be increased resulting in additional expense; and in a period when the acquired company is expected to perform worse than the previous estimate, the liability will be decreased resulting in income.  The year-over-year impact can be significant, for example, if there is income in one period and expense in the other period.
Long-term debt:

•
Match Exchange Offer - Match Group exchanged $445 million of 2015 Senior Notes (described below) for a substantially like amount of IAC's 4.75% Senior Notes due December 15, 2022 ("IAC 2012 Senior Notes") on November 16, 2015.

•
2015 Senior Notes - The Company's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2016, and which were issued on November 16, 2015 in exchange for IAC 2012 Senior Notes.

•
Term Loan - The Company's $800 million, seven-year term loan entered into on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, the Company issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to prepay a portion of the $790 million of indebtedness outstanding under the Term Loan. On December 8, 2016, a $40 million principal payment was made. In addition, the outstanding balance was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The outstanding balance of the Term Loan as of December 31, 2016 is $350 million.

•	2016 Senior Notes - The Company's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commenced on December 1, 2016, and which were issued on June 1, 2016.
Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a Non-GAAP financial measure. See "Match Group Inc.'s Principles of Financial Reporting" for the definition of Adjusted EBITDA.

MANAGEMENT OVERVIEW
Match Group, Inc. ("Match Group," the "Company," "we," "our," or "us") is the world’s leading provider of dating products. We operate a portfolio of over 45 dating brands, including Match, Tinder, PlentyOfFish, Meetic, OkCupid, Pairs, Twoo, OurTime, BlackPeopleMeet and LoveScout24 (formerly known as FriendScout24), each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries. In addition to our dating businesses, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services. In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction is expected to close in the first half of 2017.
Sources of Revenue
All our dating products provide the use of certain features for free, and then offer a variety of additional features for paid members. Our Dating revenue is primarily derived directly from users in the form of recurring membership fees.
Membership revenue is presented net of credits and credit card chargebacks. Members pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for memberships are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to six months, while corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. We also earn revenue from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Non-dating revenue is primarily earned from fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are recognized based on usage.
Trends affecting our Dating business
Over the last several years, we have seen significant changes in our business. During this time, our portfolio has evolved from one dominated by our Match and affinity brands in North America, and Meetic internationally, to one in which other brands such as Tinder and PlentyOfFish represent a significant portion of our overall user base. This portfolio evolution has led to, been driven by, or coincided with, a number of significant trends in our business including the following:
Expansion of the category through mobile. We have experienced strong growth in the usage of our products on mobile devices over the last several years. Mobile adoption has improved user engagement, opened new customer acquisition channels, and attracted a younger demographic compared to our desktop products. This trend continues to help broaden the category as online dating is widely adopted by a new generation of users. Mobile adoption is also allowing us to accelerate growth in certain international markets that were previously under-penetrated with desktop only products. Although mobile adoption has represented, and continues to represent, a significant growth opportunity for us, it has also required dedication of additional product and technology resources. Our mobile products, taken as a whole, tend to have lower conversion rates than our desktop-first products, when other factors impacting conversion are held constant. Increased mobile adoption has led to challenges for those of our brands that have significant pre-existing desktop businesses with high percentages of paid members. As a result, we expect to continue to invest heavily to optimize and expand our product offerings, while increasing conversion levels at our formerly desktop only brands.
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
Mix-driven decline in consolidated ARPPU. Tinder, OkCupid, PlentyOfFish and Twoo all have a lower ARPPU than our other brands. Over the last few years, the number of paid members from the lower ARPPU brands has become an increasingly large percentage of our aggregate number of paid members. As a result, our overall or consolidated ARPPU has declined even though ARPPU is increasing for certain of our brands. The decline in overall ARPPU has coincided with the decline in the cost of acquiring new users discussed above, and is expected to moderate now that our lower ARPPU brands, like Tinder and PlentyOfFish, are well established.
Other factors affecting the comparability of our results

Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been our largest operating expense. In recent periods, we have focused our adverting spend on display, mobile, television, social media and search channels. We seek to optimize for total return on advertising spend by frequently analyzing and adjusting this spend through numerous campaigns to focus on marketing channels and markets that generate a high return. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend marketing dollars against an expected lifetime value of a customer that is realized by us over a multi-year period; and while this marketing is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. Accordingly, our operating results, in particular our profit measures, for a particular period may be meaningfully impacted by the timing, size, number or effectiveness of our advertising campaigns in that period. Additionally, advertising spend is typically higher during the first quarter of our fiscal year, and lower during the fourth quarter. See “Seasonality” below.
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
International markets. Our products are available in over 190 countries. Our international revenue represented 37% and 32% of our total revenue for the years ended December 31, 2016 and 2015, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies, primarily the Euro. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
Business combinations. Acquisitions are an important part of our growth strategy, and we expect to make opportunistic acquisitions in the future. During the three years ended December 31, 2016, we have invested approximately $634.5 million to acquire 9 new brands for our dating portfolio including LoveScout24, Eureka and PlentyOfFish. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated and combined results of operations may not be comparable between periods.
Non-dating business
In addition to our Dating business, we also operate The Princeton Review, which provides a variety of test preparation, academic tutoring and college counseling services. In 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction is expected to close in the first half of 2017.
2016 Developments
On December 8, 2016, we made a $40 million principal payment on our Term Loan. In addition, the remaining outstanding balance of $350 million was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The previous interest charged on the Term Loan was LIBOR plus 4.50%, with a LIBOR floor of 1.00%.
On June 1, 2016, we issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024. The proceeds were used to prepay a portion of the Term Loan.
2016 Consolidated Results
In 2016, revenue, operating income and Adjusted EBITDA grew 20%, 58% and 45%, respectively. Revenue growth was primarily driven by an increase in Direct Revenue with a strong contribution from Tinder and the 2015 acquisitions of PlentyOfFish and Eureka. The growth in operating income and Adjusted EBITDA was due primarily to higher revenue and lower selling and marketing expense as a percentage of revenue as our sales mix continues to shift towards brands with lower marketing spend. Operating income and Adjusted EBITDA also benefited from a decrease of $11.9 million in costs related to the consolidation and streamlining of our technology systems and European operations at our Dating business ($4.9 million in 2016 compared to $16.8 million in 2015). Operating income was further impacted by income in 2016 of $9.2 million from acquisition-related contingent consideration fair value adjustments compared to income of $11.1 million in 2015, increases in 2016 of $5.2 million and $2.9 million in depreciation and amortization of intangibles, respectively, which are each due in part to the acquisitions noted above and a $2.9 million increase in stock-based compensation expense.

Results of Operations for the years ended December 31, 2016, 2015 and 2014
Revenue

	Years Ended December 31,
	2016	Change	% Change	2015	Change	% Change	2014
	(Amounts in thousands, except ARPPU)
Direct Revenue:
North America	$681,809	$98,577	17%	$583,232	$57,304	11%	$525,928
International	385,555	102,204	36%	283,351	9,752	4%	273,599
Total Direct Revenue	1,067,364	200,781	23%	866,583	67,056	8%	799,527
Indirect Revenue	50,746	7,624	18%	43,122	6,191	17%	36,931
Total Dating Revenue	1,118,110	208,405	23%	909,705	73,247	9%	836,458
Non-dating Revenue	104,416	(6,310)	(6)%	110,726	58,916	114%	51,810
Total Revenue	$1,222,526	$202,095	20%	$1,020,431	$132,163	15%	$888,268

Percentage of Total Revenue:
Direct Revenue:
North America	56%			57%			59%
International	31%			28%			31%
Total Direct Revenue	87%			85%			90%
Indirect Revenue	4%			4%			4%
Total Dating Revenue	91%			89%			94%
Non-dating Revenue	9%			11%			6%
Total Revenue	100%			100%			100%

Average PMC:
North America	3,317	605	22%	2,712	308	13%	2,404
International	2,091	656	46%	1,435	338	31%	1,097
Total	5,408	1,261	30%	4,147	646	18%	3,501

ARPPU:
North America	$0.56	$(0.03)	(5)%	$0.59	$(0.01)	(2)%	$0.60
International	$0.50	$(0.03)	(7)%	$0.53	$(0.15)	(22)%	$0.68
Total	$0.54	$(0.03)	(6)%	$0.57	$(0.06)	(9)%	$0.62
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America Direct Revenue grew $98.6 million, or 17%, in 2016 versus 2015, driven by 22% growth in Average PMC, partially offset by a 5% decline in ARPPU. International Direct Revenue grew $102.2 million, or 36%, in 2016 versus 2015, driven by 46% growth in Average PMC, partially offset by a 7% decline in ARPPU. Average PMC growth is primarily a result of growth in paying members at Tinder and the 2015 acquisition of PlentyOfFish. ARPPU decreased due to the continued mix shift towards lower ARPPU brands, including Tinder and PlentyOfFish, which have lower price points compared to our more established brands. North America ARPPU decline was partially offset by an increase in mix-adjusted rates.
Non-dating revenue decreased $6.3 million, or 6%, reflecting fewer in-person SAT test preparation courses and in-person tutoring sessions, partially offset by an increase in online and self-paced services.

For the year ended December 31, 2015 compared to the year ended December 31, 2014
Revenue increased $132.2 million or 15% in 2015 versus 2014, or 20% excluding the effects of foreign exchange.
See "Match Group, Inc.'s Principles of Financial Reporting" for a discussion and reconciliation of effects of foreign exchange on revenue.
North America Direct Revenue grew $57.3 million, or 11%, in 2015 versus 2014, driven by 13% growth in Average PMC, partially offset by a 2% decline in ARPPU. Average PMC growth was driven by an increase in the percentage of new users becoming paid members, growth in new users and higher beginning PMC. ARPPU decreased due to mix shifts to lower rate brands, partially offset by an increase in mix-adjusted rates.
International Direct Revenue grew $9.8 million, or 4%, in 2015 versus 2014, primarily driven by 31% growth in Average PMC, partially offset by a 22% decline in ARPPU. Average PMC growth was driven by an increase in the percentage of new users becoming paid members, growth in new users, and higher beginning PMC. The majority of the decline in ARPPU was due to the effects of foreign exchange. Adjusting for foreign exchange effects, International Direct Revenue grew 21%, and International ARPPU declined 8% as a result of a mix shift to lower rate brands, partially offset by increases in mix-adjusted rates.
Non-dating revenue increased $58.9 million, or 114%, as a result of the full year contribution from The Princeton Review, which was acquired in August 2014.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue	$233,946	$55,958	31%	$177,988	$57,964	48%	$120,024
Percentage of revenue	19%			17%			14%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Dating cost of revenue increased $61.3 million, or 46%, outpacing revenue growth, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, and the 2015 acquisitions of PlentyOfFish and Eureka.
Non-dating cost of revenue decreased $5.3 million, or 12%, driven by a mix shift to higher margin online products from in-person courses and a reduction in revenue.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Dating cost of revenue increased $39.6 million, or 42%, meaningfully more than the growth in revenue, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, which started to monetize in earnest in 2015, as well as higher hosting fees driven by growth in users and product features.
Non-dating cost of revenue increased $18.4 million, or 73%, driven by the acquisition of The Princeton Review, for which cost of revenue represents a meaningfully larger percentage of revenue than in Dating.

Selling and marketing expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$366,229	$6,631	2%	$359,598	$24,491	7%	$335,107
Percentage of revenue	30%			35%			38%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Dating selling and marketing expense increased $6.4 million, or 2%, but declined as a percentage of revenue as the product mix continues to shift towards brands with lower marketing spend.
Non-dating selling and marketing expense increased $0.3 million, or 2%. Selling and marketing expense at Non-dating generally represents a smaller percentage of revenue than Dating.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Dating selling and marketing expense increased $18.1 million, or 6%, driven primarily by the acquisitions of LoveScout24 (formerly known as FriendScout24) in 2014 and Eureka in 2015, and an increase in stock-based compensation expense, partially offset by declines in advertising spend as a percentage of revenue.
Non-dating selling and marketing expense increased $6.4 million, or 62%, primarily driven by the acquisition of The Princeton Review.
General and administrative expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$179,122	$3,265	2%	$175,857	$57,967	49%	$117,890
Percentage of revenue	15%			17%			13%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Dating general and administrative expense increased $12.6 million, or 10%, driven primarily by an increase of $7.5 million in compensation due to increased headcount from both acquisitions and existing business growth, an increase of $4.0 million in office rent due to growth in the business, and a decrease in income of $1.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by a $2.1 million decrease in stock-based compensation expense due primarily to the inclusion in 2015 of a modification charge related to certain equity awards, partially offset by the issuance of new equity awards since the prior year.
Non-dating general and administrative expense decreased $9.4 million, or 18%, driven primarily by decreases in consulting expenses and non-income tax related items.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Dating general and administrative expense increased $33.9 million, or 38%, driven primarily by an increase of $19.6 million in stock-based compensation expense due to the modification of certain awards in 2015 and the issuance of equity awards since 2014 and an increase of $3.3 million in costs, including severance, during 2015 related to the consolidation and streamlining of technology systems and European operations. Additionally, 2014 was impacted by a $3.9 million benefit related to the expiration of the statute of limitations for a non-income tax matter.
Non-dating general and administrative expense increased $24.1 million, or 82%, driven by the acquisition of The Princeton Review.

Product development expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$83,065	$15,717	23%	$67,348	$17,610	35%	$49,738
Percentage of revenue	7%			7%			6%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Product development expense increased $15.7 million, or 23%, in 2016 versus 2015, driven primarily by an increase of $7.6 million in stock-based compensation expense, increased headcount at Tinder, and the 2015 acquisitions of PlentyOfFish and Eureka.  The increase in stock-based compensation expense was due primarily to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards since the prior year period.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Product development expense increased $17.6 million, or 35%, in 2015 versus 2014, driven primarily by increased compensation at existing businesses and from acquisitions at Dating, as well as $4.0 million in severance expense in 2015, primarily incurred in the first half of 2015, related to the consolidation and streamlining of technology systems and European operations at Dating and an increase of $3.3 million in stock-based compensation expense due to the modification of certain equity awards and new grants.
Depreciation

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$31,227	$5,244	20%	$25,983	$436	2%	$25,547
Percentage of revenue	3%			3%			3%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Depreciation increased $5.2 million, or 20%, in 2016 versus 2015, driven by acquisitions and an increase in computer equipment as we continue to grow and expand our operations at Dating, partially offset by lower depreciation at Non-dating.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Depreciation increased by $0.4 million, or 2%, in 2015 versus 2014, primarily driven by the acquisition of The Princeton Review, partially offset by a decline in depreciation at Dating.

Operating Income and Adjusted EBITDA
Refer to "Note 13—Segment Information" to the consolidated and combined financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data" for reconciliations of operating income (loss) by reportable segment and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA.

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Operating income (loss):
Dating	$315,549	$102,568	48%	$212,981	$(40,744)	(16)%	$253,725
Non-dating	(9,641)	9,784	(50)%	(19,425)	5,733	(23)%	(25,158)
Total	$305,908	$112,352	58%	$193,556	$(35,011)	(15)%	$228,567

Percentage of revenue	25%			19%			26%

Adjusted EBITDA:
Dating	$403,380	$118,826	42%	$284,554	$(4,733)	(2)%	$289,287
Non-dating	575	6,462	NM	(5,887)	9,952	(63)%	(15,839)
Total	$403,955	$125,288	45%	$278,667	$5,219	2%	$273,448

Percentage of revenue	33%			27%			31%
________________________
NM = not meaningful
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Dating operating income and Adjusted EBITDA increased $102.6 million, or 48%, and $118.8 million, or 42%, respectively, as a result of the increase in revenue of $208.4 million and a decrease in selling and marketing expense as a percentage of revenue resulting from continued mix shifts towards brands with lower marketing spend, partially offset by the increase in cost of revenue. Additionally, costs incurred in 2016 related to the consolidation and streamlining of our technology systems and European operations were $4.9 million, a decline of $11.9 million compared to the prior year. Operating income was further impacted by increased depreciation expense of $7.9 million, which is due to acquisitions and assets being placed in service; higher stock-based compensation expense of $3.0 million, which is due to the issuance of new equity awards; higher amortization of intangibles of $3.5 million, which is due to acquisitions that occurred in 2015; and income in the current year of $9.2 million from acquisition-related contingent consideration fair value adjustments compared to income of $11.1 million in the prior year.
Non-dating operating loss improved $9.8 million, or 50%, and Adjusted EBITDA became positive to $0.6 million, or an improvement of $6.5 million, primarily due to decreases in consulting expense and non-income tax related items. Operating income in the current year period was further impacted by lower depreciation in 2016.
At December 31, 2016, there was $90.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Dating operating income and Adjusted EBITDA decreased $40.7 million, or 16%, and $4.7 million, or 2%, despite higher revenue, primarily due to $16.8 million of costs in 2015 across our expense categories related to the consolidation and streamlining of technology systems and European operations, an increase in cost of revenue and a $3.9 million benefit in 2014 related to the expiration of the statute of limitations for a non-income tax matter. Operating income was further impacted by an increase of $29.9 million in stock-based compensation expense, which is due to the modification of certain equity awards, the periodic re-assessment of certain performance-based restricted stock units and new grants, and an increase of $6.0 million in amortization of intangibles related to acquisitions occurring in 2015.
Non-dating operating loss decreased $5.7 million, or 23%, while Adjusted EBITDA loss declined $10.0 million, or 63%, primarily due to reduced losses from The Princeton Review. Operating loss was further impacted by increases of $2.1 million in depreciation expense and $2.7 million in amortization expense, which are primarily due to the acquisition of The Princeton Review.
Interest expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense—third party	$82,214	$64,165	356%	$18,049	$18,049	NA	$—
Interest expense—related party	$—	$(8,009)	NA	$8,009	$(17,532)	(69)%	$25,541
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Interest expense—third party relates to interest on the Term Loan, 2015 Senior Notes, 2016 Senior Notes and the commitment fee on the Company's revolving credit facility. The increase in interest expense—third party is primarily due to the interest on the Term Loan and 2015 Senior Notes commencing in the fourth quarter of 2015 while the interest on the 2016 Senior Notes commenced in the second quarter of 2016, which reduced the amount outstanding on the Term Loan with debt at a higher interest rate.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Interest expense—third party relates to interest on the Term Loan and 2015 Senior Notes and the commitment fee on the Company's revolving credit facility, the payment of which commenced in the fourth quarter of 2015. Included in third party interest expense is $7.3 million of debt issuance costs related to the 2015 Senior Notes.

Interest expense—related party includes interest charged by IAC and its subsidiaries on long-term debt, related party, as well as on other acquisitions-related loans, a portion of which was capitalized on June 30, 2014. The long-term debt, related party was settled during the fourth quarter of 2015.
Other income, net

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other income, net	$7,892	$(3,995)	(34)%	$11,887	$(723)	(6)%	$12,610
For the years ended December 31, 2016, 2015, and 2014
Other income, net in 2016 includes $20.0 million in foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro and a $3.1 million gain related to the sale of a marketable equity security, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with prepayments of $440 million of the Term Loan, a $2.1 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees, $1.5 million repricing fees related to the Term Loan, and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee.
Other income, net in 2015 includes $7.6 million in foreign currency exchange gains related to the €53 million 5.00% Note payable to an IAC subsidiary (this note was settled during the fourth quarter of 2015), $4.7 million of interest income, and $2.4 million in foreign currency exchange gains; partially offset by a $2.7 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees.
Other income, net in 2014 includes $8.3 million in foreign currency exchange gains related to the €53 million 5.00% Note payable to an IAC subsidiary.

Income tax provision

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax provision	$59,573	$675	1%	$58,898	$(8,379)	(12)%	$67,277
Effective income tax rate	26%			33%			31%
For discussion of income taxes, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
For the years ended December 31, 2016, 2015 and 2014, the Company recorded income tax provisions of $59.6 million, $58.9 million, and $67.3 million, respectively, which represent effective income tax rates of 26%, 33% and 31%, respectively. In 2016, the effective income tax rate was lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates including non-taxable foreign currency exchange gains, and a reduction in deferred tax liabilities for a foreign tax law change. In 2015 and 2014, the effective income tax rates were lower than the statutory rate of 35% due primarily to non-taxable contingent consideration fair value adjustments and non-taxable foreign currency exchange gains, partially offset by state taxes.

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
Definition of Match Group's Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated and combined statement of operations of certain expenses.
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, see "Note 13—Segment Information" to the consolidated and combined financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded From Match Group's Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) has been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of certain stock options and vesting of RSUs, performance-based RSUs and market-based awards, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, content, technology and franchise rights are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.

Effects of Changes in Foreign Exchange Rates on Revenue

The impact of foreign exchange rates on Match Group, due to its global reach, may be an important factor in understanding period over period comparisons if movement in rates is significant. International revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding foreign exchange, in addition to reported revenue, helps improve the ability to understand Match Group's performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group's core operating results.
Revenue, excluding foreign exchange impact compares results between periods as if exchange rates had remained constant period over period. Revenue, excluding foreign exchange impact is calculated by translating current period revenues using prior period exchange rates. Revenue growth, excluding foreign exchange impact (expressed as a percentage), is calculated by determining the increase in current period revenues over prior period revenues where current period revenues are translated using prior period exchange rates.
This non-GAAP measure should be considered in addition to results reported in accordance with GAAP, but should not be considered a substitute for or superior to GAAP.
The impact of changes in foreign exchange rates during 2016, when compared to foreign exchange rates from the year ended December 31, 2015, was not material to the results for the year ended December 31, 2016. The following table presents the impact of our foreign exchange on total revenue, International Direct Revenue and International ARPPU for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Years Ended December 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$1,020,431	$132,163	15%	$888,268
Foreign exchange impact	48,109
Revenue, excluding foreign exchange impact	$1,068,540	$180,272	20%	$888,268

International Direct Revenue, as reported	$283,351	$9,752	4%	$273,599
Foreign exchange effect	47,080
International Direct Revenue, excluding foreign exchange impact	$330,431	$56,832	21%	$273,599

International ARPPU, as reported	$0.53	$(0.15)	(22)%	$0.68
Foreign exchange effect	0.09
International ARPPU, excluding foreign exchange impact	$0.62	$(0.06)	(9)%	$0.68

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (a)	$114,035	$34,422
All other countries (b)	139,616	53,751
Total cash and cash equivalents	253,651	88,173
Marketable equity security (United States)	—	11,622
Total cash and cash equivalents and marketable securities	$253,651	$99,795

Long-term debt:
2016 Senior Notes	$400,000	$—
2015 Senior Notes	445,172	445,172
Term Loan due November 16, 2022 (c) (d)	350,000	800,000
Total long-term debt	1,195,172	1,245,172
Less: Current maturities of long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,245	11,691
Less: Unamortized debt issuance costs	13,434	16,610
Total long-term debt, net of current maturities	$1,176,493	$1,176,871
______________________

(a)	Domestically, cash equivalents include $84.1 million of AAA rated government money market funds at December 31, 2016; the balance reflects cash deposits held in financial institutions.

(b)
Internationally, cash equivalents include $1.1 million of money market funds at December 31, 2016; the balance reflects cash deposits held in financial institutions. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.; therefore, we have not provided for any U.S. income taxes related to these funds.

(c)
Proceeds from the 2016 Senior Notes were used to prepay a portion of the Term Loan. In addition, payments of $10 million and $40 million were made in March and December 2016, respectively. A final payment of $350 million is due at maturity.

(d)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
On June 1, 2016, the Company issued $400 million aggregate principal amount of 2016 Senior Notes due June 1, 2024.
Promptly following the closing of the Match Exchange Offer on November 16, 2015, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the IAC 4.875% Senior Notes due November 30, 2018, the IAC Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. As of December 31, 2016, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.

Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10.0 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to prepay a portion of the Term Loan and, as a result, quarterly principal payments of $10.0 million under the Term Loan are no longer due. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan. In addition, the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate at December 31, 2016 is 4.20%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At December 31, 2016 and 2015, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the Credit Agreement).
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2015 and 2016 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At December 31, 2016, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$234,106	$209,082	$173,615
Net cash used in investing activities	(31,351)	(648,862)	(140,200)
Net cash (used in) provided by financing activities	(31,514)	408,219	(20,058)
2016
Net cash provided by operating activities consists of earnings adjusted for stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, excess tax benefits and the effect of changes from working capital activities. Adjustments to earnings primarily consist of $53.0 million of stock-based compensation expense, $31.2 million of depreciation, $23.0 million of amortization of intangibles, $29.7 million in excess tax benefits, $9.2 million in gains from acquisition-related contingent consideration fair value adjustments and $4.8 million in other adjustments that consist primarily of a non-cash charge on the prepayment of $400 million of the Term Loan, partially offset by foreign currency exchange gains on intercompany loans. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $16.6 million, due mainly to growth in membership revenue, and an increase of the income tax payable as accruals exceeded payments, partially offset by a reduction in accounts payable and accrued expenses.
Net cash used in investing activities in 2016 consists primarily of capital expenditures of $48.9 million that are related to the internal development of software to support our products and services, as well as computer equipment and leasehold improvements as we continue to grow and expand our operations at Dating, partially offset by the proceeds of $11.7 million from the sale of a marketable security.
Net cash used in financing activities in 2016 mainly relates to the prepayment of $440.0 million of the Term Loan, of which $400.0 million was financed by the issuance of the 2016 Senior Notes; partially offset by $29.7 million of excess tax benefits from stock-based awards.
2015
Adjustments to earnings primarily consist of $50.1 million of stock-based compensation expense, $26.0 million of depreciation and $20.1 million of amortization of intangibles, partially offset by deferred income taxes of $22.5 million and $11.1 million of acquisition-related contingent consideration fair value adjustments. The increase in changes in working capital consists primarily of an increase in deferred revenue of $37.8 million and an increase in accounts payable and accrued expenses and other current liabilities of $31.7 million, partially offset by an increase in accounts receivable of $29.3 million and an increase in other assets of $11.3 million. The increase in deferred revenue is primarily due to growth in membership fees in the Dating business and acquisitions. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to increased advertising spending, the timing of advertising payments, and an increase in accrued interest related to the Term Loan and 2015 Senior Notes. The increase in accounts receivable is primarily due to growth in in-app purchases sold through Dating’s mobile products. The increase in other assets was primarily due to an increase in prepaid expenses, mainly from growth and the signing of longer-term contracts.
Net cash used in investing activities in 2015 includes acquisitions of $611.3 million, which includes $575.0 million for PlentyOfFish, and capital expenditures of $29.2 million, primarily related to the internal development of software to support our products and services, and computer hardware.
Net cash provided by financing activities in 2015 includes $788.0 million in borrowings from the Term Loan, $428.8 million in net proceeds received from the IPO, $500.0 million in capital contribution from IAC to partially fund the acquisition of PlentyOfFish and excess tax benefits from stock-based awards of $38.4 million, partially offset by a cash dividend to IAC of $1.0 billion, the repayment of $182.5 million in related party debt, net cash transfers of $86.0 million to IAC related to its centrally managed U.S. treasury management function, $23.4 million for the repurchase of stock-based awards, $17.2 million in debt issuance costs related to our Term Loan and revolving credit facility and $7.0 million of debt issuance costs related to the 2015 Senior Notes.
2014
Adjustments to earnings primarily consist of $25.5 million of depreciation, $20.9 million of stock-based compensation expense and $11.4 million of amortization of intangibles, partially offset by $12.9 million in acquisition-related contingent consideration fair value adjustments, $9.0 million in other adjustments, net, principally related to an $8.3 million foreign currency gain on the €53 million note and $5.9 million of deferred income taxes. The changes from working capital activities primarily consist of an increase in other assets of $10.6 million and a decrease of $8.0 million in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in deferred revenue of $8.6 million. The increase in other assets is due to an increase in prepaid marketing at Dating and an increase in prepaid hosting fees in connection with the growth in users and product features. The decrease in accounts payable and accrued expenses and other current liabilities is due to the timing of payments. The increase in deferred revenue is primarily due to the acquisition of The Princeton Review and growth in Dating membership revenue.
Net cash used in investing activities in 2014 includes acquisitions of $114.1 million, which includes The Princeton Review, and capital expenditures of $21.8 million, primarily related to the internal development of software to support our products and services.

Net cash used in financing activities in 2014 includes cash transfers of $108.7 million to IAC, $33.2 million for the purchase of noncontrolling interests in Tinder and Meetic and a $7.4 million contingent consideration payment related to the 2013 Twoo acquisition, partially offset by $111.6 million in proceeds from the issuance of related party debt and $5.3 million in excess tax benefits from stock-based awards.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on October 7, 2020. At December 31, 2016, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2017 capital expenditures will be between $30 million and $35 million, a decrease from the 2016 capital expenditures primarily due to the completion of our new corporate headquarters and relocation of a data center during 2016.
During the first half of 2017, we expect to receive the cash proceeds from the sale of The Princeton Review.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, including the payment of withholding taxes on behalf of employees for net-settled subsidiary denominated and Company equity plans, capital expenditures, debt service, investing, and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services.
Awards made under our subsidiary denominated equity plans are settled on a net basis, with the award holder entitled to receive a payment equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The tax withholding payment is made by the Company in cash on behalf of the employees at the time these awards are exercised. The cash tax withholding payments will vary based on the ultimate number of awards exercised, the intrinsic value of the awards upon exercise and relevant withholding tax rates. We expect a reduction in future corporate income taxes equal to a substantial portion of any such withholding tax payments by virtue of the income tax deduction we will recognize based on the intrinsic value of the awards at exercise. However, there may be some delay in the timing of the realization of the cash benefit of the income tax deduction because, it will be dependent upon the amount and timing of future taxable income and the timing of estimated tax payments. See "Note 12—Stock-based Compensation" to the consolidated and combined financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data" for additional information about our subsidiary denominated equity plans and the associated potential cash withholding tax requirements associated therewith.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. IAC owns 82.5% of our outstanding shares of capital stock and has 97.9% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$71,109	$147,514	$151,138	$1,309,572	$1,679,333
Operating leases(c)	12,066	19,470	13,928	17,941	63,405
Purchase obligation(d)	10,000	10,000	—	—	20,000
Total contractual obligations	$93,175	$176,984	$165,066	$1,327,513	$1,762,738
_______________________________________________________________________________

(a)
The Company has excluded $25.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

(b)
Represents contractual amounts due including interest on both fixed and a variable rate instruments. Long-term debt at December 31, 2016 consists of the 2015 and 2016 Senior Notes of $445 million and $400 million, respectively, which bear interest at fixed rates, and the Term Loan of $350 million, which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 3.25%, or 4.20%, at December 31, 2016. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates. For additional information on long-term debt, see "Note 8—Long-Term Debt" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

(c)
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table below. For additional information on operating leases, see "Note 14—Commitments" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

(d)	The purchase obligation is for a web hosting commitment.
In addition to amounts included in the table above, as of December 31, 2016, we were contingently obligated to pay, in connection with our acquisitions, up to an additional $87.8 million of cash consideration based on the combination of earnings performance and user grow at the businesses acquired. The Company has accrued $19.4 million as of December 31, 2016 for its contingent consideration arrangements.
We also had $0.1 million of surety bonds outstanding as of December 31, 2016 that could potentially require performance by the Company in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Match Group's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data" in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated and combined financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions are an important part of the Company's growth strategy. The Company invested $2.5 million, $611.3 million and $114.1 million in acquisitions in the years ended December 31, 2016, 2015 and 2014, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated and combined financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated and combined financial statements. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. See "Note 7—Fair Value Measurements and Financial Instruments" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data" for a discussion of contingent consideration arrangements.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $1.3 billion, representing 63% and 68% of the Company's total assets at December 31, 2016 and 2015, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $238.4 million and $243.7 million at December 31, 2016 and 2015, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The 2016, 2015 and 2014 annual assessments did not identify any material impairments.
In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. For the Company's annual goodwill test at October 1, 2016, a qualitative assessment of the Dating reporting unit goodwill was performed, and the Company elected to forgo the option to qualitatively assess the Non-dating reporting unit goodwill and performed a quantitative assessment. Based on the qualitative assessment of the Dating reporting unit as of October 1, 2016, the Company concluded that it is more likely than not that the fair value of the reporting unit exceeds its carrying value.
The primary factors that the Company considered in its qualitative assessment of the Dating reporting unit were market, industry, and cost and operating factors, including the continued growth of the Dating reporting unit and the strength of various financial performance metrics. As of October 1, 2016, the fair value of the Non-dating reporting unit exceeds its carrying value by more than 10%.

When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, goodwill must be tested for impairment using the two-step process described below.
The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used to determine the fair value of the Company's Non-dating reporting unit was 15% in 2016 and 14% in 2015. The discount rate used to determine the fair value of the Company's Dating reporting unit was 12% in 2015. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
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
The Company has adopted the provisions of Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017. Therefore, any goodwill impairment charge that might result in the future would be determined based solely upon the excess of the carrying value of the reporting unit over its fair value. The second step of the impairment analysis that is described above will no longer be performed.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible asset are less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 26% in 2016 and 11% to 16% in 2015, and the royalty rates used ranged from 1% to 7% in 2016 and 3% to 7% in 2015.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment, including leasehold improvements, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $80.5 million and $80.8 million, at December 31, 2016 and 2015, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2016 and 2015, the balance of deferred tax liabilities, net, is $14.3 million and $23.2 million, respectively.
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2016 and 2015, the Company has unrecognized tax benefits of $27.4 million and $26.2 million, including interest, respectively. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and uncertain tax positions may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $312.4 million at December 31, 2016. The estimated amount of the unrecognized deferred income tax liability with respect to such earnings would be $54.4 million.
Stock-Based Compensation
Stock-based compensation expense reflected in our consolidated and combined statement of operations consists of expense related to the Company's stock options and RSUs, performance-based options and PSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and market-based awards held by Match Group employees.
The Company recorded stock-based compensation expense of $53.0 million, $50.1 million and $20.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company estimated the fair value of stock options issued in 2016, 2015 and 2014 using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2016, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $1.7 million, $6.9 million and $3.5 million, respectively. The Company also issues RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation expense over the vesting term.
Prior to the IPO, the equity awards that relate to the Company's common stock or the common stock of certain of our subsidiaries were settleable in shares of IAC common stock having a value equal to the difference between the exercise price and the fair market value of our common stock or that of the relevant subsidiary at the date of exercise. Upon completion of the IPO, the options that relate to the Company's common stock have been adjusted in accordance with their terms to provide that the awards are exercisable for shares of our common stock, and the equity awards that relate to these subsidiaries provide that the awards are settleable, at IAC’s election, in shares of IAC common stock or in shares of the Company's common stock. To the extent shares of IAC common stock are issued in settlement of these awards, the Company will reimburse IAC for the cost of those shares by issuing to IAC shares of our common stock. Therefore, the number of shares issued by the Company to settle these awards will be the same whether issued to IAC as reimbursement or directly to equity award holders.
The aggregate number of Match Group common shares that would have been required to settle these interests at estimated fair values on December 31, 2016, including vested and unvested interests (without giving effect to the withholding of shares to cover withholding taxes), is 19.2 million shares. The comparable amount at December 31, 2015 is 18.2 million shares. Giving effect to withholding taxes, which will be paid by the Company on behalf of the employees at exercise, the aggregate number of shares and cash that would be required to settle the vested and unvested interests at estimated fair values on December 31, 2016 is 9.6 million shares and $164.6 million, respectively, assuming a 50% withholding rate; the comparable amounts at December 31, 2015 are 9.1 million shares and $123.2 million, respectively. The number of shares ultimately needed to settle these awards may vary significantly from the estimated number as a result both of movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. See "Note 12—Stock-based Compensation" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data" for sensitivity around these assumptions.
Long-term Investments
At December 31, 2016 the Company has four cost method investments. The Company evaluates each cost method investment for indicators of impairment on a quarterly basis, and recognizes an impairment loss if the decline in value is deemed to be other-than-temporary. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of our investments to decline.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated and combined financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt, including current maturities.
At December 31, 2016, the Company's outstanding debt was $1.2 billion, which consists of a $350 million Term Loan, which bears interest at a variable rate, and $845.2 million of Senior Notes, which bears interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $45.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan bears interest at LIBOR plus 3.25%. As of December 31, 2016, the rate in effect was 4.20%. If LIBOR were to increase by 100 basis points, then the annual interest expense and payments on the Term Loan would increase by $3.5 million. If LIBOR were to decrease by 100 basis points, the effective interest rate would decrease by 20 basis points to the LIBOR floor of 0.75% and the annual interest expense and payments in the current year would decrease by $0.7 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the year ended December 31, 2016 and 2015, international revenue accounted for 37% and 32%, respectively, of consolidated revenue. Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was essentially flat in 2016 compared to 2015.
Foreign currency exchange gains and losses included in the Company's earnings for the years ended December 31, 2016, 2015 and 2014 are gains of $20.0 million, $9.9 million and $10.9 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. However, the significant decline in the GBP due to the Brexit vote, on June 23, 2016, generated significant foreign currency exchange gains during 2016. This gain, which totaled $15.0 million for the year ended December 31, 2016, related to a U.S. dollar denominated intercompany loan related to a recent acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency.
If the GBP had declined 10% further versus the U.S. dollar during the year ended December 31, 2016, the gain would have been greater by $1.7 million and if the GBP had declined 10% less versus the U.S. dollar the gain would have been reduced by $1.4 million.
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

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Match Group, Inc.
We have audited the accompanying consolidated balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Match Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Match Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2017

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$253,651	$88,173
Marketable securities	—	11,622
Accounts receivable, net of allowance of $930 and $1,739, respectively	72,530	65,851
Other current assets	43,465	39,049
Total current assets	369,646	204,695
Property and equipment, net	69,728	48,067
Goodwill	1,280,843	1,292,775
Intangible assets, net	249,170	276,408
Long-term investments	55,355	55,569
Other non-current assets	23,936	31,878
TOTAL ASSETS	$2,048,678	$1,909,392
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current maturities of long-term debt	$—	$40,000
Accounts payable	10,824	25,767
Deferred revenue	184,010	169,321
Accrued expenses and other current liabilities	117,491	118,556
Total current liabilities	312,325	353,644
Long-term debt, net of current maturities	1,176,493	1,176,871
Income taxes payable	9,126	9,670
Deferred income taxes	25,339	34,947
Other long-term liabilities	22,811	49,542

Redeemable noncontrolling interests	6,062	5,907

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 45,797,402 and 38,343,333 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	46	38
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	490,587	404,771
Retained earnings	182,063	10,612
Accumulated other comprehensive loss	(176,384)	(136,820)
Total Match Group, Inc. shareholders' equity	496,522	278,811
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,048,678	$1,909,392
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenue	$1,222,526	$1,020,431	$888,268
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	233,946	177,988	120,024
Selling and marketing expense	366,229	359,598	335,107
General and administrative expense	179,122	175,857	117,890
Product development expense	83,065	67,348	49,738
Depreciation	31,227	25,983	25,547
Amortization of intangibles	23,029	20,101	11,395
Total operating costs and expenses	916,618	826,875	659,701
Operating income	305,908	193,556	228,567
Interest expense—third party	(82,214)	(18,049)	—
Interest expense—related party	—	(8,009)	(25,541)
Other income, net	7,892	11,887	12,610
Earnings before income taxes	231,586	179,385	215,636
Income tax provision	(59,573)	(58,898)	(67,277)
Net earnings	172,013	120,487	148,359
Net earnings attributable to redeemable noncontrolling interests	(562)	(104)	(595)
Net earnings attributable to Match Group, Inc. shareholders	$171,451	$120,383	$147,764

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.68	$0.69	$0.92
Diluted	$0.64	$0.65	$0.88

Stock-based compensation expense by function:
Cost of revenue	$1,447	$490	$396
Selling and marketing expense	3,467	6,787	194
General and administrative expense	34,188	36,530	17,326
Product development expense	13,886	6,276	2,935
Total stock-based compensation expense	$52,988	$50,083	$20,851
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net earnings	$172,013	$120,487	$148,359
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment (a)	(36,239)	(63,223)	(60,101)
Change in fair value of available-for-sale securities (b)	(2,964)	4,212	(1,950)
Total other comprehensive loss	(39,203)	(59,011)	(62,051)
Comprehensive income	132,810	61,476	86,308
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(923)	135	(204)
Comprehensive income attributable to Match Group, Inc. shareholders	$131,887	$61,611	$86,104
________________________

(a)	The year ended December 31, 2015 includes amounts reclassified out of other comprehensive income into earnings. See "Note 10 - Accumulated Other Comprehensive Loss" for additional information.
(b) The year ended December 31, 2016 includes unrealized gains reclassified out of other comprehensive income into earnings in "Other income, net." See "Note 6—Marketable Securities and Long-Term Investments" and "Note 10 - Accumulated Other Comprehensive Loss" for additional information.

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014

		Match Group, Inc. Shareholders' Equity or Invested Capital
		Common Stock $0.001 Par Value			Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Shares (Pro forma)(a)	$	Shares	Additional Paid-in Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Total Match Group Inc. Invested Capital or Shareholders' Equity	Noncontrolling Interests	Total Invested Capital or Shareholders' Equity

Balance as of December 31, 2013	$24,248	$—	—	160,595	$—	—	$—	$—	$851,749	$(16,388)	$835,361	$41,665	$877,026
Net earnings	595	—	—	—	—	—	—	—	147,764	—	147,764	—	147,764
Other comprehensive (loss) income, net of tax	(494)	—	—	—	—	—	—	—	—	(61,660)	(61,660)	103	(61,557)
Purchase of redeemable noncontrolling interests	(41,743)	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(50,662)	(50,662)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	21,072	—	—	—	—	—	—	—	(30,441)	—	(30,441)	9,369	(21,072)
Net decrease in IAC's investment in Match Group, Inc.	—	—	—	535	—	—	—	—	(91,437)	—	(91,437)	—	(91,437)
Other	—	—	—	—	—	—	—	—	—	—	—	(286)	(286)
Balance as of December 31, 2014	3,678	—	—	161,130	—	—	—	—	877,635	(78,048)	799,587	189	799,776
Net earnings	104	—	—	—	—	—	—	35,593	84,790	—	120,383	—	120,383
Other comprehensive loss, net of tax	(239)	—	—	—	—	—	—	—	—	(58,772)	(58,772)	—	(58,772)
Stock-based compensation expense	5,067	—	—	—	—	—	15,802	—	22,974	—	38,776	—	38,776
Purchase of redeemable noncontrolling interests	(2,864)	—	—	—	—	—	—	—	—	—	—	—	—
Transfer from noncontrolling interests to redeemable noncontrolling interests	189	—	—	—	—	—	—	—	—	—	—	(189)	(189)
Net (decrease) increase in IAC's investment in Match Group, Inc.	—	—	—	12,678	—	—	(17,119)	—	105,970	—	88,851	—	88,851
Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	—	—	—	—	36	36,111	344,964	—	—	—	345,000	—	345,000
Capitalization as a result of IPO	—	—	—	(173,808)	174	173,808	1,091,172	—	(1,091,346)	—	—	—	—
Dividend to IAC	—	—	—	—	—	—	(1,442,787)	(24,981)	—	—	(1,467,768)	—	(1,467,768)
Issuance of common stock in connection with IPO	—	38	38,333	—	—	—	428,245	—	—	—	428,283	—	428,283
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	10	—	—	—	104	—	—	—	104	—	104
Repurchase of stock-based awards	—	—	—	—	—	—	(23,431)	—	—	—	(23,431)	—	(23,431)
Income tax benefit related to stock-based awards	—	—	—	—	—	—	7,821	—	—	—	7,821	—	7,821
Other	(28)	—	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Balance as of December 31, 2015	5,907	38	38,343	—	210	209,919	404,771	10,612	—	(136,820)	278,811	—	278,811
Net earnings	562	—	—	—	—	—	—	171,451	—	—	171,451	—	171,451
Other comprehensive income (loss), net of tax	361	—	—	—	—	—	—	—	—	(39,564)	(39,564)	—	(39,564)
Stock-based compensation expense	—	—	—	—	—	—	44,524	—	—	—	44,524	—	44,524
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	7	6,495	—	—	—	10,224	—	—	—	10,231	—	10,231
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	959	—	—	—	—	—	—	—	1	—	1
Income tax benefit related to stock-based awards	—	—	—	—	—	—	27,407	—	—	—	27,407	—	27,407
Purchase of redeemable noncontrolling interests	(1,129)	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	361	—	—	—	—	—	(361)	—	—	—	(361)	—	(361)
Other	—	—	—	—	—	—	4,022	—	—	—	4,022	—	4,022
Balance as of December 31, 2016	$6,062	$46	$45,797	$—	$210	$209,919	$490,587	$182,063	$—	$(176,384)	$496,522	$—	$496,522
___________________________
(a) Common stock prior to the IPO was presented as a component of Invested Capital as the financial statements were prepared on a combined basis. Pro forma common stock is being presented for informational purposes.
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$172,013	$120,487	$148,359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	52,988	50,083	20,851
Depreciation	31,227	25,983	25,547
Amortization of intangibles	23,029	20,101	11,395
Excess tax benefits from stock-based awards	(29,680)	(38,384)	(5,319)
Deferred income taxes	(8,195)	(22,530)	(5,904)
Acquisition-related contingent consideration fair value adjustments	(9,197)	(11,056)	(12,912)
Other adjustments, net	(4,798)	(882)	(9,016)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(6,638)	(29,344)	2,399
Other assets	(2,393)	(11,281)	(10,551)
Accounts payable and accrued expenses and other current liabilities	(24,862)	31,716	(7,980)
Income taxes payable	23,997	36,377	8,103
Deferred revenue	16,615	37,812	8,643
Net cash provided by operating activities	234,106	209,082	173,615
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,533)	(611,324)	(114,051)
Capital expenditures	(48,903)	(29,156)	(21,793)
Proceeds from the sale of a marketable security	11,716	—	—
Purchases of investments	(500)	—	(4,536)
Other, net	8,869	(8,382)	180
Net cash used in investing activities	(31,351)	(648,862)	(140,200)
Cash flows from financing activities:
Term Loan borrowings	—	788,000	—
Proceeds from Senior Notes offering	400,000	—	—
Principal payments on Term Loan	(450,000)	—	—
Debt issuance costs	(7,811)	(17,174)	—
Fees and expenses related to Note Exchange	—	(6,954)	—
Proceeds from initial public offering, net of fees and expenses	—	428,789	—
Cash dividend to IAC	—	(1,022,500)	—
Transfers to IAC in periods prior to the IPO	—	(86,012)	(108,723)
Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	—	500,000	—
(Repayment of) proceeds from related party debt	—	(182,509)	111,586
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	9,548	—	—
Excess tax benefits from stock-based awards	29,680	38,384	5,319
Purchase of redeemable noncontrolling interests	(1,129)	(2,864)	(33,165)
Repurchase of stock-based awards	—	(23,431)	—
Acquisition-related contingent consideration payments	—	(5,510)	(7,373)
Other, net	(11,802)	—	12,298
Net cash (used in) provided by financing activities	(31,514)	408,219	(20,058)
Effect of exchange rate changes on cash and cash equivalents	(5,763)	(7,896)	(10,953)
Net increase (decrease) in cash and cash equivalents	165,478	(39,457)	2,404
Cash and cash equivalents at beginning of period	88,173	127,630	125,226
Cash and cash equivalents at end of period	$253,651	$88,173	$127,630

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc. is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish, Meetic, OkCupid, Pairs, Twoo, OurTime, BlackPeopleMeet and LoveScout24 (formerly known as FriendScout24), each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries. Match Group operates in two segments: Dating and Non-dating.
Through the brands within our Dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other regions around the world. We provide these services through websites and applications that we own and operate. The Non-dating business consists of The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services. In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction is expected to close in the first half of 2017.
On November 24, 2015, the Company completed its initial public offering ("IPO") of 38.3 million shares of its common stock at a price of $12.00 per share for proceeds, net of fees and expenses, of $428.3 million. As of December 31, 2016, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 82.5% and 97.9%, respectively.
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
The consolidated and combined financial statements through the date of the IPO reflect the allocation to Match Group of certain IAC corporate expenses relating to Match Group based on the historical financial statements and accounting records of IAC. Management believes the assumptions underlying the historical consolidated and combined financial statements, including the basis on which expenses have been allocated from IAC, are reasonable and that these consolidated and combined financial statements reflect all adjustments, consisting of normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the years presented.
For the purposes of these consolidated and combined financial statements, income taxes have been computed for Match Group on an as if stand-alone, separate tax return basis.
All intercompany transactions and balances between and among the Company, its subsidiaries and the entities comprising Match Group have been eliminated.
Accounting for Investments
Investments in common stock or in-substance common stock of entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Investments in companies that the Company does not control, which are not in the form of common stock or in-substance common stock, are also accounted for using the cost method. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
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
Membership revenue is presented net of credits and credit card chargebacks. Members pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for memberships are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to six months, and corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. Deferred revenue at the Dating business is $161.1 million and $144.4 million at December 31, 2016 and 2015, respectively. The Company also earns revenue from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Non-dating revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are recognized based on usage. Deferred revenue at the Non–dating business is $23.3 million and $25.7 million at December 31, 2016 and 2015, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents include AAA rated government money market funds. Internationally, cash equivalents include money market funds.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts and revenue reserves. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amounts of these reserves are based, in part, on historical experience.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	2 to 3 years
Furniture and other equipment	3 to 10 years
Leasehold improvements	3 to 10 years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $29.3 million and $20.7 million at December 31, 2016 and 2015, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated and combined financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated and combined financial statements. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. See "Note 7—Fair Value Measurements and Financial Instruments" for a discussion of contingent consideration arrangements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in a business combination is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or, more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The 2016, 2015 and 2014 annual assessments identified no material impairments. For all periods presented, the Company has two reporting units: Dating and Non-dating.
In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit's goodwill is calculated (in the same manner as a business combination) and an impairment loss equal to the excess is recorded. When the Company evaluates the potential for goodwill impairment using a qualitative assessment it considers factors including, but not limited to, the fair values of recent valuations, changes in the reporting unit's financial performance, forecasts, key personnel, and strategy, as well as changes in the industry conditions, including competition and demand for the reporting unit's services, and macroeconomic conditions. For the Company's annual goodwill test at October 1, 2016, a qualitative assessment of the Dating reporting unit, and a quantitative assessment of the goodwill of its Non-dating reporting unit was performed.
The primary factors that the Company considered in its qualitative assessment of the Dating reporting unit were market, industry, and cost and operating factors, including the continued growth of the Dating reporting unit and the strength of various financial performance metrics. As of October 1, 2016, the fair value of the Non-dating reporting unit exceeds its carrying value by more than 10%.
The fair value of the Company's reporting units was determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each of the reporting unit's current results and forecast, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company's Non-dating reporting unit was 15% in 2016 and 14% in 2015. The discount rate used to determine the fair value of the Company's Dating reporting unit was 12% in 2015. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible asset are less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

impairment assessment ranged from 11% to 26% in 2016 and 11% to 16% in 2015, and the royalty rates used ranged from 1% to 7% in 2016 and 3% to 7% in 2015.
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

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 7—Fair Value Measurements and Financial Instruments" for a discussion of fair value measurements made using Level 3 inputs.

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our websites. Advertising expense was $332.5 million, $323.9 million and $309.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated and combined statement of operations as a component of "Other income, net".
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. Such gains totaled $2.2 million during the year ended December 31, 2015 and is included in "Other income, net" in the accompanying consolidated and combined statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 12—Stock-Based Compensation" for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' equity in the accompanying consolidated balance sheet.
In connection with the acquisition of certain subsidiaries, current and former senior management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase these interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. No put and call arrangements were exercised during 2016, 2015 or 2014. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital/invested capital. During the years ended December 31, 2016, 2015 and 2014, the Company recorded adjustments of $0.4 million, less than $(0.1) million and $21.1 million, respectively, to increase (decrease) these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.

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
Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. In March, April, May and December 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application. The Company will adopt ASU No. 2014-09, as amended by ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, using the modified retrospective approach effective January 1, 2018. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payments Accounting (Topic 718). The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The provisions of ASU No. 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The primary effects of the adoption of ASU No. 2016-09 on the Company’s results of operations, cash flows and earnings per share will be due to the change in the treatment of the excess tax benefit (deficiency) related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units. The table below illustrates this effect.

Excess tax benefit (deficiency) of equity awards to employees upon exercise of stock options and the vesting of restricted stock units:	Accounting under current GAAP:	Accounting following adoption of ASU No. 2016-09:
Statement of operations	Treated as an increase (or decrease) to additional paid-in capital when realized (i.e., reduction of income taxes payable)	Included in the determination of the income tax provision or benefit upon option exercise or share vesting
Statement of cash flows	Treated as a financing cash flow	Treated as an operating cash flow
Calculation of fully diluted shares for the determination of earnings per share	Included as a component of the assumed proceeds in applying the treasury stock method	Excluded from the assumed proceeds in applying the treasury stock method
The expected effect of the adoption of ASU No. 2016-09 for the Company will be to increase reported net earnings (or reduce reported net loss), operating cash flow and basic earnings per share (or reduce reported net loss per share). The number of shares used in the calculation of fully diluted earnings per share will also increase due to the reduction in assumed proceeds under the treasury stock method. The actual effect on fully diluted earnings per share could be an increase or a decrease in any period, which will depend upon the increase in reported earnings and the increase in the number of shares included in the fully diluted earnings per share calculation.
As of January 1, 2017, the Company will adopt the change in treatment of excess tax benefit (deficiency) using the modified retrospective approach with the cumulative effect recognized as of the date of initial adoption and will apply the provisions of ASU No. 2016-09 related to the presentation on the statement of cash flows using the retrospective approach.
To illustrate the effect of ASU No. 2016-09 on the Company’s results for the year ended December 31, 2016, the table below illustrates the change in the Company’s reported results after giving pro forma effect to ASU No. 2016-09 as if it had been in effect on January 1, 2016.

	Reported results under current GAAP	Pro forma results assuming ASU No. 2016-09 had been in effect on January 1, 2016
	(In thousands, except per share data)
Net earnings	$172,013	$200,925
Net earnings attributable to noncontrolling interests	(562)	(562)
Net earnings attributable to Match Group, Inc. shareholders	171,451	200,363
Cash flows provided by operating activities	234,106	263,786
Cash flows used in financing activities	(31,514)	(61,194)
Basic earnings per share	$0.68	$0.80
Fully diluted earnings per share	$0.64	$0.72
In August 2016, the FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. The Company does not expect the adoption of this standard update to have a material impact on its consolidated financial statements and is currently evaluating the method and timing of adoption.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance will eliminate the requirement to calculate the implied fair value of goodwill under today’s two-step impairment test to measure a goodwill impairment charge. The provisions of ASU No. 2017-04 are effective for reporting periods beginning after December 15, 2019; early adoption is permitted. The provisions of ASU 2017-04 are to be applied using a prospective approach. The Company will adopt the provisions of ASU 2017-04 on January 1, 2017 and does not expect the adoption of this standard update to have a material impact on its consolidated financial statements.
Accounting Pronouncement adopted by the Company
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Together, this guidance requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts and premiums, while debt issuance costs related to line-of-credit arrangements may still continue to be classified as assets. The Company adopted the provisions of ASU No. 2015-03 and ASU No. 2015-15 in the first quarter of 2016 and applied the provisions retrospectively, resulting in $16.6 million of deferred debt issuance costs being reclassified from other non-current assets to long-term debt, net of current maturities, in the accompanying December 31, 2015 consolidated balance sheet.
Reclassifications
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
U.S. and foreign earnings before income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	$99,827	$149,340	$147,210
Foreign	131,759	30,045	68,426
Total	$231,586	$179,385	$215,636

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current income tax provision:
Federal	$39,278	$68,420	$53,579
State	4,526	7,336	6,045
Foreign	23,964	5,672	13,557
Current income tax provision	67,768	81,428	73,181
Deferred income tax (benefit) provision:
Federal	(163)	(15,131)	(4,188)
State	(133)	(1,735)	(159)
Foreign	(7,899)	(5,664)	(1,557)
Deferred income tax benefit	(8,195)	(22,530)	(5,904)
Income tax provision	$59,573	$58,898	$67,277
Current income tax payable was reduced by $29.7 million, $38.4 million, and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, for excess tax deductions attributable to stock-based compensation which is included as financing activity on the consolidated and combined statement of cash flows.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for net operating losses.

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Accrued expenses	$9,406	$8,088
Net operating loss carryforwards	33,239	33,373
Stock-based compensation	27,732	25,269
Other	7,862	7,756
Total deferred tax assets	78,239	74,486
Less valuation allowance	(23,884)	(23,244)
Net deferred tax assets	54,355	51,242
Deferred tax liabilities:
Intangible and other assets	(65,868)	(73,172)
Other	(2,772)	(1,230)
Total deferred tax liabilities	(68,640)	(74,402)
Net deferred tax liabilities	$(14,285)	$(23,160)
At December 31, 2016, the Company has federal and state net operating losses ("NOLs") of $21.7 million and $13.7 million, respectively. If not utilized, the federal NOLs will expire at various times between 2031 and 2034, and the state NOLs will expire at various times between 2017 and 2036. Utilization of federal and state NOLs will be subject to limitations under Section 382 of the Internal Revenue Code and applicable state law. At December 31, 2016, the Company has foreign NOLs of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

$90.7 million available to offset future income. Of these foreign NOLs, $89.2 million can be carried forward indefinitely and $1.5 million will expire at various times between 2017 and 2036. During 2016, the Company recognized tax benefits related to NOLs of $1.1 million.
During 2016, the Company's valuation allowance increased by $0.6 million primarily due to an other-than-temporary impairment charges on a cost method investment and an increase in foreign tax credits and state net operating losses. At December 31, 2016, the Company has a valuation allowance of $23.9 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$81,055	$62,785	$75,472
Change in tax reserves, net	(1,049)	(595)	(283)
State income taxes, net of effect of federal tax benefit	2,964	3,626	3,826
Foreign income taxed at a different statutory rate	(13,761)	(2,699)	(975)
Foreign rate change	(4,454)	—	—
Non-taxable contingent consideration fair value adjustments	(3,193)	(3,898)	(4,439)
Non-taxable foreign currency exchange gains	(6,837)	(3,776)	(4,107)
Other, net	4,848	3,455	(2,217)
Income tax provision	$59,573	$58,898	$67,277
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $312.4 million at December 31, 2016. The estimated amount of the unrecognized deferred income tax liability with respect to such earnings would be $54.4 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$24,908	$10,935	$11,215
Additions based on tax positions related to the current year	1,706	2,903	201
Additions for tax positions of prior years	1,414	12,846	490
Reductions for tax positions of prior years	(783)	(902)	(60)
Settlements	(258)	—	—
Expiration of applicable statute of limitations	(1,074)	(874)	(911)
Balance at December 31	$25,913	$24,908	$10,935
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both December 31, 2016 and 2015, the Company had accrued $1.5 million and $1.3 million, respectively, for the payment of interest. At December 31, 2016 and 2015, the Company had accrued $1.6 million and $1.8 million, respectively, for penalties.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC's federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to December 31, 2017. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At December 31, 2016 and 2015, unrecognized tax benefits, including interest, were $27.4 million and $26.2 million, respectively. At December 31, 2016 and 2015, approximately $17.7 million and $16.4 million, respectively, were included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2016 are subsequently recognized, $25.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2015 was $25.8 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $6.5 million by December 31, 2017, primarily due to settlements and expirations of statutes of limitations.
NOTE 4—BUSINESS COMBINATION
On October 28, 2015, the Company completed the purchase of all the outstanding shares of Plentyoffish Media Inc. ("PlentyOfFish"), a leading provider of subscription-based and ad-supported online personals servicing North America, Europe, Latin America and Australia. Services are provided through websites and mobile applications that PlentyOfFish owns and operates. The net purchase price was $574.1 million in cash, which includes a $0.9 million working capital adjustment paid to the Company in second quarter of 2016.
The financial results of PlentyOfFish are included in Match Group's consolidated financial statements, within the Dating segment, beginning October 28, 2015. For the year ended December 31, 2015, the Company included $8.0 million of revenue and $0.7 million of net earnings in its consolidated statement of operations related to PlentyOfFish.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$4,626
Other current assets	4,460
Computer and other equipment	2,990
Goodwill	488,644
Intangible assets	84,100
Other non-current assets	1,073
Total assets	585,893
Current liabilities	(6,418)
Other long-term liabilities	(5,325)
Net assets acquired	$574,150
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

Intangible assets are as follows:

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
Pro forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of Match Group and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2014. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2014. For the years ended December 31, 2015 and 2014, pro forma adjustments reflected below include increases of $1.4 million and $14.6 million, respectively, in amortization of intangible assets. The pro forma adjustment reflected below for the year ended December 31, 2014 also include a reduction in revenue of $5.1 million due to the write-off of deferred revenue at the date of acquisition.

	Years Ended December 31,
	2015	2014
	(In thousands, except per share data)
Revenue	$1,098,785	$936,614
Net earnings attributable to Match Group, Inc. shareholders	156,510	156,444
Basic earnings per share attributable to Match Group, Inc. shareholders	0.74	0.77
Diluted earnings per share attributable to Match Group, Inc. shareholders	0.71	0.75

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2016	2015
	(In thousands)
Goodwill	$1,280,843	$1,292,775
Intangible assets with indefinite lives	238,361	243,697
Intangible assets with definite lives, net	10,809	32,711
Total goodwill and intangible assets, net	$1,530,013	$1,569,183
The following table presents the balance of goodwill, by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2016:

	Balance at December 31, 2015	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2016
	(In thousands)
Dating	$1,218,380	$737	$(2,984)	$(9,686)	$1,206,447
Non-dating	74,395	—	—	1	74,396
Total	$1,292,775	$737	$(2,984)	$(9,685)	$1,280,843
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
Dating additions for the year ended December 31, 2015 primarily related to the acquisitions of PlentyOfFish and Eureka.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2016 and 2015, intangible assets with definite lives are as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$10,496	$(9,308)	$1,188	3.0
Content	9,802	(5,992)	3,810	4.0
Customer lists	7,500	(5,715)	1,785	5.0
Technology	5,976	(5,231)	745	2.0
Other	4,899	(1,618)	3,281	5.0
Total	$38,673	$(27,864)	$10,809	4.2

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$11,406	$(6,501)	$4,905	2.6
Content	9,802	(3,508)	6,294	4.0
Customer Lists	23,502	(8,113)	15,389	2.3
Technology	6,333	(4,472)	1,861	2.4
Other	4,900	(638)	4,262	5.0
Total	$55,943	$(23,232)	$32,711	2.9
At December 31, 2016, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2017	$6,784
2018	2,552
2019	973
2020	500
Total	$10,809

NOTE 6—MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
At December 31, 2015, marketable securities consisted of an equity security that had a cost basis of $8.7 million, with gross unrealized gains of $3.0 million which was included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. This marketable security was sold in its entirety in the second quarter of 2016. Proceeds and gross realized gains from the sale of the available-for-sale marketable security were $11.7 million and $3.1 million, respectively, for the year ended December 31, 2016.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Long-term investments consist of:

	December 31,
	2016	2015
	(In thousands)
Cost method investments	$55,355	$55,569
Total long-term investments	$55,355	$55,569
The Company has four cost method investments. The Company's largest cost method investment is a 21% interest in the voting common stock of Zhenai Inc. ("Zhenai"), a leading provider of online dating and matchmaking services in China. However, given that our interest relative to other shareholders is not significant, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.
NOTE 7—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$85,225	$—	$—	$85,225

Liabilities:
Contingent consideration arrangements	$—	$—	$(19,418)	$(19,418)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,649	$—	$—	$3,649
Marketable securities:
Marketable equity security	11,622	—	—	11,622
Total	$15,271	$—	$—	$15,271

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,993)	$(28,993)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2016	2015
	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(28,993)	$(20,615)
Total net gains:
Fair value adjustments	9,198	11,056
Foreign currency exchange gains	—	626
Included in other comprehensive (loss) income	(1,571)	1,872
Fair value at date of acquisition	(185)	(27,442)
Settlements	—	5,510
Other	2,133	—
Balance at December 31	$(19,418)	$(28,993)
Contingent consideration arrangements
As of December 31, 2016, there are five contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements is $87.8 million. The Company expects to make payments on two of the five contingent consideration arrangements and the aggregate fair value of these two arrangements at December 31, 2016 is $19.4 million.
The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated and combined financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at December 31, 2016 and 2015 reflect a 12% discount rate.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. The contingent consideration arrangement liability at December 31, 2016 and 2015 includes a current portion of $19.0 million and $0 million, respectively, and non-current portion of $0.4 million and $29.0 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$—	$—	$(40,000)	$(39,850)
Long-term debt, net of current maturities	(1,176,493)	(1,244,641)	(1,176,871)	(1,204,548)
The fair value of long-term debt including current maturities is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 8—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2016	2015
	(In thousands)
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (a)	350,000	800,000
Total long-term debt	1,195,172	1,245,172
Less: Current maturities of long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,245	11,691
Less: Unamortized debt issuance costs	13,434	16,610
Total long-term debt, net of current maturities	$1,176,493	$1,176,871
______________________

(a)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

indicated below:

Year	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
The 2015 Senior Notes were issued on November 16, 2015, in exchange for a portion of IAC's 4.75% Senior Notes due December 15, 2022 (the "IAC 2012 Senior Notes") (the "Match Exchange Offer"). Promptly following the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the IAC 4.875% Senior Notes due November 30, 2018, the IAC 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
At any time prior to December 15, 2017, the 2015 Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, the 2015 Senior Notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2017	102.375%
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At December 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the leverage ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, Match Group made a $10 million principal payment on the Term Loan. On June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes, described above, were used to prepay a portion of the Term Loan. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan. In addition, the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate at December 31, 2016 is 4.20%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At December 31, 2016 and 2015, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2022	$795,172
2024	400,000
Total	1,195,172
Less: Unamortized original issue discount and original issue premium, net	5,245
Less: Unamortized debt issuance costs	13,434
Total long-term debt, net of current maturities	$1,176,493
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
At December 31, 2016, IAC holds 209.9 million shares of our Class B common stock, representing 100% of our outstanding Class B common stock, and 1.0 million shares of our common stock, representing 2.1% of our outstanding common stock. IAC's ownership interest is 82.5% and IAC holds 97.9% of the outstanding total voting power of the Company.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In the event that Match Group issues or proposes to issue any shares of Match Group common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in the agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company's non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with equity compensation plans, 61.2 million shares of Match Group common stock are reserved at December 31, 2016.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive (loss) income before reclassifications	(36,600)	94	(36,506)
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net current period other comprehensive loss	(36,600)	(2,964)	(39,564)
Balance at December 31	$(176,384)	$—	$(176,384)

	Year Ended December 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(76,800)	$(1,248)	$(78,048)
Other comprehensive (loss) income before reclassifications	(60,793)	4,212	(56,581)
Foreign currency translation adjustment reclassified into earnings related to the substantial liquidation of a foreign business	(2,191)	—	(2,191)
Net period other comprehensive (loss) income	(62,984)	4,212	(58,772)
Balance at December 31	$(139,784)	$2,964	$(136,820)
At December 31, 2016 and 2015, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$172,013	$172,013	$120,487	$120,487	$148,359	$148,359
Net earnings attributable to redeemable noncontrolling interests	(562)	(562)	(104)	(104)	(595)	(595)
Net earnings attributable to Match Group, Inc. shareholders	$171,451	$171,451	$120,383	$120,383	$147,764	$147,764

Denominator
Basic weighted average common shares outstanding	251,522	251,522	174,784	174,784	160,756	160,756
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	18,203	—	10,150	—	7,323
Dilutive weighted average common shares outstanding	251,522	269,725	174,784	184,934	160,756	168,079

Earnings per share attributable to Match Group, Inc. shareholders
Earnings per share	$0.68	$0.64	$0.69	$0.65	$0.92	$0.88
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options and the vesting of restricted stock units ("RSUs"). For the years ended December 31, 2016 and 2015, 6.1 million and 5.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2014, all potentially dilutive securities were included in the calculation of diluted earnings per share.

(b)
Market-based awards and performance-based stock options ("PSOs") and restricted stock units (“PSUs”) are considered contingently issuable shares. Market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs are dilutive for the respective reporting periods. For the years ended December 31, 2016 and 2015, 2.5 million and 7.5 million market-based awards, PSOs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For the year ended December 31, 2014, there were no outstanding market-based awards, PSOs, or PSUs.

NOTE 12—STOCK-BASED COMPENSATION
The Company currently has one active stock and annual incentive plan, which became effective in 2015 upon the completion of the IPO. This plan replaced two historical plans that governed equity awards prior to the IPO. The 2015 plan covers stock options to acquire shares of Match Group common stock and RSUs granted pursuant to the historical plans and stock options and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries granted prior to the IPO, as well as provides for the future grant of these and other equity awards. The 2015 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2016, there were 5.0 million shares

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

available for the future grant of equity awards under the 2015 plan and 39.5 million shares in the aggregate related to awards outstanding under the historical plans and subsidiary equity awards granted prior to the IPO.
The 2015 plan has a stated term of ten years, and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options granted subsequent to September 1, 2015 will generally vest in four equal annual installments over a four-year period. RSU awards outstanding generally vest over a three-year period. PSU awards outstanding generally vest in two equal annual installments over a two-year period.
Stock-based compensation expense recognized in the consolidated and combined statement of operations includes expense related to the Company's stock options and RSUs, performance-based stock options and PSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and market-based awards held by Match Group employees. The amount of stock-based compensation expense is reduced by estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2016, there is $90.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
The total income tax benefit recognized in the accompanying consolidated and combined statement of operations for the years ended December 31, 2016, 2015 and 2014 related to stock-based compensation is $16.4 million, $16.9 million and $7.9 million, respectively.
Stock Options
Stock options outstanding at December 31, 2016 and changes during the year ended December 31, 2016 are as follows:

	December 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2016	34,832	$12.08
Granted	8,710	11.46
Exercised	(4,753)	8.36
Forfeited	(5,129)	12.96
Expired	(14)	11.06
Outstanding at December 31, 2016 (a)	33,646	$12.31	7.5	$161,423
Options exercisable	11,930	$10.95	5.4	$73,373
______________________

(a)
Included in the outstanding balance at December 31, 2016 is 4.9 million performance-based stock options, which vest in varying amounts and years depending upon certain performance conditions. The Company expects 0.1 million shares to vest based on our current assessment of the performance conditions. The table above includes these awards at their maximum potential payout.

The aggregate intrinsic value in the table above represents the difference between Match Group's closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options that would have been

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

received by the option holders had all option holders exercised their options on December 31, 2016. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 is $37.3 million, $5.7 million and $10.7 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2016	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2016	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
	(Shares in thousands)
$0.01 to $5.00	925	3.1	$4.11	925	3.1	$4.11
$5.01 to $10.00	1,210	1.7	8.00	1,210	1.7	8.00
$10.01 to $15.00	26,136	7.5	12.09	8,707	5.7	11.53
$15.01 to $20.00	5,375	8.9	15.75	1,088	8.7	15.44
	33,646	7.5	$12.31	11,930	5.4	$10.95
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. Prior to 2014, expected stock price volatilities were estimated based on historical stock price volatilities of peer companies that were chosen on the basis for their similarity to the Company in terms of consumer use, monetization model, margin and growth characteristics and brand strength. At the beginning of 2014, the Company concluded that the most relevant reference point for determining volatility was IAC’s historical volatility as a result of the Company representing a large percentage of the overall value of IAC. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Prior to the IPO, expected term was based on the mid-point of the first and last windows for exercise. Following the IPO, expected term is based upon the historical exercise pattern of IAC’s employees for comparable awards, a ten-year contractual life with vesting in four equal annual installments, because the Company does not have sufficient data to estimate an expected term for these awards. No dividends have been assumed. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	27%	28%	29%
Risk-free interest rate	1.3%	1.3%	1.3%
Expected term	4.8 years	4.1 years	4.2 years
Dividend yield	—%	—%	—%
On November 18, 2015, the Company granted 1.8 million market-based stock options to its Chairman and Chief Executive Officer. The award has market-based conditions and service-based vesting. The market-based vesting condition was achieved in 2016. The award has a ten-year contractual life and vests in four equal annual installments beginning on the first anniversary of the grant date. The grant date fair value of this market-based award was estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group's stock price. The inputs used to fair value this award included expected volatility of 27%, a risk-free interest rate of 2.3% and a 0% dividend yield. Expense is recognized over the four-year vesting period because it exceeds the derived service period of three years, which is an output of the option pricing model.
Approximately 8.7 million, 21.1 million and 5.6 million stock options were granted by the Company during the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 with exercise prices equal to the market prices of Match Group's common stock on the date of grant are $2.98, $3.46 and $5.21, respectively. There were no stock options issued during the years

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

ended December 31, 2016, 2015 and 2014 with exercise prices greater than the market value of Match Group's common stock on the date of grant.
Cash received from stock option exercises and the related tax benefit realized for the year ended December 31, 2016 and for the period subsequent to the IPO through December 31, 2015 are $39.7 million and $13.9 million; and $0.1 million and less than $0.1 million, respectively. For periods prior to the IPO, no cash was received from the exercise of stock options because they were net settled in shares of IAC’s common stock. For the periods prior to the IPO, the related tax benefit realized by the Company in 2015 and 2014 were $1.2 million and $1.7 million, respectively.
Restricted Stock Units and Performance-based Stock Units
RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Match Group common stock and with the value of each RSU and PSU equal to the fair value of Match Group common stock at the date of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
Unvested RSUs and PSUs outstanding at December 31, 2016 and changes during the year ended December 31, 2016 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2016	373	$14.52	—	$—
Granted	229	16.32	330	10.11
Vested	(63)	15.12	—	—
Forfeited	—	—	(165)	10.11
Unvested at December 31, 2016	539	$15.21	165	$10.11
______________________

(a)	This represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the year ended December 31, 2016 and for the period subsequent to the IPO through December 31, 2015 based on market prices of Match Group's common stock on the grant date was $12.65 and $14.52, respectively. There were no RSUs or PSUs granted or outstanding for the year ended December 31, 2014. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2016 was $1.1 million. No RSUs or PSUs vested during the year ended December 31, 2015.
Market-based Awards
During 2016 and 2015, the Company granted market-based awards to certain employees. The number of awards that ultimately vest is dependent upon Match Group's stock price. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group's stock price. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Market-based awards outstanding at December 31, 2016 and changes during the year ended December 31, 2016 are as follows:

	Market-based awards
	Number of shares	Weighted Average Grant Date Price
	(Shares in thousands)
Unvested at January 1, 2016	117	$12.00
Granted	1,465	10.60
Vested	(7)	12.00
Forfeited	(39)	12.00
Unvested at December 31, 2016	1,536	$10.66
The weighted average fair value of market-based awards granted during the year ended December 31, 2016 and for the period subsequent to the IPO through December 31, 2015 based on the valuation model was $1.77 and $2.15, respectively. There were no market-based awards granted for the year ended December 31, 2014. The total fair value of market-based awards that vested during the year ended December 31, 2016 was $0.1 million. There were no market-based awards that vested during the years ended December 31, 2015 and 2014.

Equity Instruments Denominated in the Shares of Certain Subsidiaries
Stock options and stock settled stock appreciation rights denominated in the equity of Tinder and The Princeton Review have been granted to certain employees of these Match Group subsidiaries. These equity awards generally vest over a four-year period. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant subsidiary appreciates above the initial value utilized to determine the exercise price. These awards are granted with exercise prices of not less than the grant date fair value, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is recognized as stock-based compensation over the vesting term. These dilutive securities are reflected in our share calculations underlying our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2016, 2015 and 2014.
The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards. The plan for The Princeton Review generally provides that Match Group establishes the fair value of the awards; for Tinder, the settlement date fair value will be established by independent third parties or mutual agreement.
These subsidiary denominated awards, when exercised, are settled by Match Group issuing shares of its common stock equal in value to the intrinsic value of the award being settled, net of shares with a value equal to the withholding taxes due, which taxes are remitted by Match Group to the government on behalf of the employees. At the time of settlement, IAC has the option to issue its own shares directly to the award holders, in which case Match Group would in turn issue its shares to IAC as reimbursement. In either settlement scenario, the same number of Match Group shares would be issued. With respect to Tinder, Match Group has the ability to extinguish its obligations to settle the Tinder awards if it completes an initial public offering of the stock of Tinder. In such an event, the Tinder denominated equity would be exercisable for shares of Tinder common shares.
The Princeton Review has liquidity events on an annual basis. Tinder’s initial liquidity event occurred in July 2016, with the next liquidity event scheduled for May 2017 and subsequent events scheduled to occur approximately every 18 months thereafter. The Company issued 1.7 million Match Group common shares, and paid $22.8 million of withholding taxes, to settle awards exercised during the July 2016 Tinder liquidity event to current and former employees who exercised their subsidiary options. The aggregate intrinsic value of all subsidiary denominated equity at December 31, 2016 was $329.1 million, of which $250.4 million is related to vested shares and $78.7 million is related to unvested shares. The comparable aggregate amount at December 31, 2015 is $246.3 million. The aggregate number of Match Group common

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

shares that would have been required to settle these interests at estimated fair values on December 31, 2016, including vested and unvested interests (which will be reduced by the number of shares withheld to cover employee withholding taxes), is 19.2 million shares. The comparable amount at December 31, 2015 is 18.2 million shares. Giving effect to withholding taxes, which will be paid by the Company on behalf of the employees at exercise, the aggregate number of shares and cash that would be required to settle the vested and unvested interests at estimated fair values on December 31, 2016 is 9.6 million shares and $164.6 million, respectively, assuming a 50% withholding rate; the comparable amounts at December 31, 2015 are 9.1 million shares and $123.2 million, respectively. The number of shares ultimately needed to settle these awards may vary significantly from the estimated number as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate.
Assuming no change in the value of the Company’s common stock at December 31, 2016, each incremental increase of 10% over the Company's December 31, 2016 fair value estimate of these subsidiaries would require approximately 2.7 million incremental aggregate shares to settle these awards (which will be reduced by the number of shares withheld to cover employee withholding taxes).
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
During 2014, the Company granted an equity award denominated in shares of a subsidiary of the Company to a non-employee. This award is marked to market each reporting period. The award vests at multiple times a year and is fully vested in October 2017. In the third quarter of 2016, the Company settled the vested portion of the award for cash of $13.4 million. At December 31, 2016, the total fair value of the remaining award, at current estimated fair value, including vested and unvested interests, is $14.3 million.
IAC Denominated Stock Options
For the year ended December 31, 2016, there were less than 0.1 million IAC stock options granted by IAC to employees of Match Group. There were no IAC stock options granted by IAC to employees of Match Group for the years ended December 31, 2015 and 2014. Approximately 0.4 million IAC stock options remain outstanding to employees of Match Group post IPO. The fair value of each stock option award was estimated on the grant date using the Black–Scholes option pricing model. IAC stock options were granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.
In January 2014, a portion of IAC's former Chief Executive Officer's (who became the Chairman of the Match Group) outstanding IAC stock options were canceled and replaced with equity denominated in Match Group and various subsidiaries of Match Group. The incremental expense associated with this modification was $7.4 million.
IAC Denominated RSUs and Market-based Awards
Less than 0.1 million and 0.7 million IAC RSUs and market-based awards were granted by IAC to employees of Match Group during the years ended December 31, 2016 and 2015, respectively. There were no IAC RSUs or market-based awards granted by IAC to employees of Match Group for the year ended December 31, 2014. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The number of market-based awards that ultimately vest is dependent upon Match Group’s stock price. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Some of the market-based awards contain performance targets set at the time of grant that must be achieved before an award vests.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION
The Company has two operating segments, Dating and Non-dating, which are also the Company's two reportable segments. The Company’s Chairman and CEO, who is the chief operating decision maker, allocates resources and assesses performance at the segment level. Our Dating segment provides dating products and the Company’s Non–dating segment provides a variety of education services including test preparation, academic tutoring and college counseling services.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Dating	$1,118,110	$909,705	$836,458
Non-dating	104,416	110,726	51,810
Total	$1,222,526	$1,020,431	$888,268

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Income (Loss):
Dating	$315,549	$212,981	$253,725
Non-dating	(9,641)	(19,425)	(25,158)
Total	$305,908	$193,556	$228,567

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Adjusted EBITDA:(a)
Dating	$403,380	$284,554	$289,287
Non-dating	575	(5,887)	(15,839)
Total	$403,955	$278,667	$273,448

	December 31,
	2016	2015
	(In thousands)
Segment Assets:(b)
Dating	$487,989	$301,452
Non-dating	30,676	38,757
Total	$518,665	$340,209

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Capital expenditures:
Dating	$46,098	$25,246	$19,734
Non-dating	2,805	3,910	2,059
Total	$48,903	$29,156	$21,793

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

______________________

(a)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Match Group's statement of operations of certain expenses.

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue
United States	$775,454	$695,149	$578,139
All other countries	447,072	325,282	310,129
Total	$1,222,526	$1,020,431	$888,268
The United States is the only country whose revenue is greater than 10 percent of total revenue.

	December 31,
	2016	2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$48,445	$28,169
All other countries	21,283	19,898
Total	$69,728	$48,067
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $14.3 million and $14.5 million as of December 31, 2016 and 2015.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2016
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA

Dating	$315,549	$52,370	$27,726	$16,932	$(9,197)	$403,380
Non-dating	(9,641)	618	3,501	6,097	—	575
Total	305,908	$52,988	$31,227	$23,029	$(9,197)	$403,955
Interest expense—third party	(82,214)
Other income, net	7,892
Earnings before income taxes	231,586
Income tax provision	(59,573)
Net earnings	172,013
Net earnings attributable to redeemable noncontrolling interests	(562)
Net earnings attributable to Match Group, Inc. shareholders	$171,451

	Year Ended December 31, 2015
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA

Dating	$212,981	$49,401	$19,791	$13,437	$(11,056)	$284,554
Non-dating	(19,425)	682	6,192	6,664	—	(5,887)
Total	193,556	$50,083	$25,983	$20,101	$(11,056)	$278,667
Interest expense—third party	(18,049)
Interest expense—related party	(8,009)
Other income, net	11,887
Earnings before income taxes	179,385
Income tax provision	(58,898)
Net earnings	120,487
Net earnings attributable to redeemable noncontrolling interests	(104)
Net earnings attributable to Match Group, Inc. shareholders	$120,383

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
	Operating Income (Loss)	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA

Dating	$253,725	$19,543	$21,502	$7,429	$(12,912)	$289,287
Non-dating	(25,158)	1,308	4,045	3,966	—	(15,839)
Total	228,567	$20,851	$25,547	$11,395	$(12,912)	$273,448
Interest expense—related party	(25,541)
Other income, net	12,610
Earnings before income taxes	215,636
Income tax provision	(67,277)
Net earnings	148,359
Net earnings attributable to redeemable noncontrolling interests	(595)
Net earnings attributable to Match Group, Inc. shareholders	$147,764
The following tables reconcile segment assets to total assets:

	December 31, 2016
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Dating	$487,989	$1,206,447	$214,461	$3,221	$1,912,118
Non-dating	30,676	74,396	23,900	7,588	136,560
Total	$518,665	$1,280,843	$238,361	$10,809	$2,048,678

	December 31, 2015
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Dating	$301,452	$1,218,380	$219,797	19,026	$1,758,655
Non-dating	38,757	74,395	23,900	13,685	150,737
Total	$340,209	$1,292,775	$243,697	$32,711	$1,909,392

NOTE 14—COMMITMENTS
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table below.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

(In thousands)
2017	$12,066
2018	11,479
2019	7,991
2020	7,527
2021	6,401
Thereafter	17,941
Total	$63,405
Expenses charged to operations under these agreements are $20.3 million, $13.9 million and $14.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. See "Note 17—Related Party Transactions" for additional information related to related party transactions.
The Company also has funding commitments in the form of a purchase obligation and surety bonds. The purchase obligation relates to web hosting services with $10.0 million due for each of the years ended December 31, 2017 and 2018. The surety bonds of $0.1 million expire within twelve months of December 31, 2016.
NOTE 15—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 3—Income Taxes" for additional information related to income tax contingencies.
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $0.2 million, $27.4 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively, in connection with various acquisitions. See "Note 7—Fair Value Measurements and Financial Instruments" for additional information on contingent consideration arrangements.
On November 16, 2015, the Company exchanged $445.3 million of IAC 2012 Senior Notes for $445.2 million of Match Group Senior Notes. See "Note 8—Long-term Debt" for additional information on the note exchange.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid (received) during the year for:
Interest	$82,494	$8,696	$7,017
Income tax payments, including amounts paid to IAC for Match Group's share of IAC's consolidated tax liability	44,733	46,657	68,905
Income tax refunds	(962)	(1,583)	(3,826)
NOTE 17 —RELATED PARTY TRANSACTIONS
Relationship with IAC post IPO
In connection with the IPO, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the year ended December 31, 2016 and for the period from the date of the IPO through December 31, 2015, the Company was charged $11.8 million and $0.7 million, respectively, by IAC for services rendered pursuant to a services agreement. These amounts were paid in full by the Company at December 31, 2016 and 2015, respectively. The Company entered into a sublease arrangement in a data center with an IAC subsidiary prior to the IPO; the Company paid this IAC subsidiary approximately $1.2 million for the year ended December 31, 2016.
Master Transaction Agreement
The master transaction agreement sets forth the agreements between IAC and the Company regarding the principal transactions necessary to separate our business from IAC, as well as govern certain aspects of our relationship with IAC post IPO. Under the master transaction agreement, the Company agrees to assume all of the assets and liabilities related to its business and agrees to indemnify IAC against any losses arising out of any breach by the Company of the master transaction agreement or the other transaction related agreements described below. IAC also agrees to indemnify the Company against losses arising out of any breach by IAC of the master transaction agreement or any of the other transaction related agreements.
Investor Rights Agreement
Under the investor rights agreement, the Company provides IAC with (i) specified registration and other rights relating to its shares of our common stock and (ii) anti-dilution rights. See "Note 9—Shareholders' Equity" for additional information on the anti-dilution rights.
Tax Sharing Agreement
The tax sharing agreement governs the rights, responsibilities, and obligations of the Company and IAC with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, the Company is generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes the Company or any of our subsidiaries to the extent attributable to the Company or any of our subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any of the Company's subsidiaries’ consolidated, combined, unitary or separate tax returns.
At December 31, 2016, the Company had a tax receivable of $9.0 million due from IAC pursuant to the tax sharing agreement, which is included in "Other current assets" in the accompanying consolidated balance sheet. Payments made to IAC during 2016 pursuant to this agreement were $19.9 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax affairs, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which IAC and the Company may agree. In addition, under the services agreement the Company provides IAC informational technology services and such other services as to which IAC and the Company may agree. The services agreement had an initial term of one year from the date of the IPO, and provides for automatic renewals for additional one year periods, subject to IAC’s continued ownership of a majority of the combined voting power of the Company's voting stock.
Employee Matters Agreement
The employee matters agreement covers a wide range of compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company's employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company reimburses IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Company’s Board of Directors, Match Group will no longer participate in IAC’s employee benefit plans, but will establish its own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
The employee matters agreement also requires the Company to reimburse IAC for the cost of any IAC equity awards held by Match Group’s employees and former employees and that IAC may elect to receive payment either in cash or the Company common stock. With respect to equity awards in the Company's subsidiaries, IAC may require those awards to be settled in either shares of IAC’s common stock or in shares of the Company's common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional shares of the Company's common stock.
During the year ended December 31, 2016, 1.0 million shares of Company common stock were issued to IAC pursuant to the employee matters agreement; 0.5 million of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards denominated in shares of a subsidiary of the Company; and 0.5 million of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.
IAC Subordinated Loan Facility
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such indebtedness will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and the Match Group Senior Notes, and will bear interest at the applicable rate set forth in the pricing grid in the Match Group Credit Agreement, which rate is based on the Company's consolidated net leverage ratio at the time of borrowing, plus an additional amount to be agreed upon. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At December 31, 2016, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility.
Relationship with IAC pre-IPO
For periods prior to the IPO, the Company's consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC's accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Match Group's revenue as a percentage of IAC's total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $6.9 million and $6.6 million in the years ended December 31, 2015 and 2014, respectively, and are included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

determine the actual expenses that would have been incurred for these services had the Company operated as a stand-alone entity. Management considers the allocation method to be reasonable.
The Company and IAC entered into certain arrangements in the ordinary course of business, for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.7 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively, and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $1.2 million for each of the years ended December 31, 2015 and 2014, respectively.
The portion of interest income reflected in the consolidated and combined statement of operations that is intercompany in nature was $3.8 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively.
The following summarizes the components of the net (increase)/decrease in IAC's investment in the Match Group prior to the IPO for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014

Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	$(155,000)	$—
Cash transfers to IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of Match Group, net	126,275	165,782
Taxes	(57,041)	(54,761)
Interest income (expense), net (a)	3,813	(12,936)
Allocation of general and administrative expense	(6,898)	(6,648)
Net (increase) decrease in IAC's investment in the Match Group	$(88,851)	$91,437
______________________

(a)	Does not include long-term debt, related party.
Dividend to IAC
During the fourth quarter of 2015, the Company made a dividend to IAC in the amount of $1.5 billion, of which $1.0 billion was paid in cash and $445.3 million was assumed in the Match Exchange Offer. See "Note 8—Long-Term Debt" for additional information on this note exchange.
NOTE 18—BENEFIT PLANS
Match Group employees are eligible to participate in a retirement savings plan sponsored by IAC in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the "Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the Plan is fifty cents for each dollar a participant contributes in this Plan, with a maximum contribution of 3% of a participant's eligible earnings, but not more than statutory limits. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. Matching contributions under the Plan for the years ended December 31, 2016, 2015 and 2014 were $2.4 million, $2.1 million and $1.6 million, respectively. The increase in matching contributions in 2016 is due primarily to an increase in participation in the Plan due to increased headcount. The increase in matching contributions in 2015 was due primarily to an increase in participation in the Plan due to acquisitions and increased headcount.
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company's contributions for these plans for the years ended December 31, 2016, 2015 and 2014 were $1.9 million, $2.0 million, and $2.1 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 19—STREAMLINING OF TECHNOLOGY SYSTEMS AND CONSOLIDATION OF EUROPEAN OPERATIONS
The Company has been in the process of modernizing and streamlining its underlying Dating technology infrastructure that supports both its mobile and desktop platforms, as well as consolidating its European operations from seven principal locations down to three. The project is complete at December 31, 2016. For the year ended December 31, 2016, the Company incurred $4.9 million in costs related to this project, compared to $16.8 million for the year ended December 31, 2015. A summary of the costs incurred, payments made and the related accruals at December 31, 2016 and 2015 is presented below.

	December 31, 2016
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$3,013	$564	$3,577
Charges incurred	345	4,576	4,921
Payments made	(2,404)	(4,844)	(7,248)
Accrual as of December 31	$954	$296	$1,250

	December 31, 2015
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$795	$933	$1,728
Charges incurred	8,350	8,417	16,767
Payments made	(6,132)	(8,786)	(14,918)
Accrual as of December 31	$3,013	$564	$3,577
The costs are allocated as follows in the statement of operations:

	Year Ended December 31,
	2016	2015
	(In thousands)
Cost of revenue	$566	$2,947
Selling and marketing expense	560	1,678
General and administrative expense	1,647	8,160
Product development expense	2,148	3,982
Total	$4,921	$16,767

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 20—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	December 31,
	2016	2015
	(In thousands)
Other current assets:
Prepaid expenses	$14,382	$18,983
Other	29,083	20,066
Other current assets	$43,465	$39,049

	December 31,
	2016	2015
	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$120,906	$100,325
Leasehold improvements	20,742	11,342
Furniture and other equipment	5,788	4,040
Projects in progress	6,787	3,004
	154,223	118,711
Accumulated depreciation and amortization	(84,495)	(70,644)
Property and equipment, net	$69,728	$48,067

	December 31,
	2016	2015
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$35,135	$30,012
Accrued advertising expense	20,812	23,201
Contingent consideration	18,972	—
Other	42,572	65,343
Accrued expenses and other current liabilities	$117,491	$118,556

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Other income (expense), net:
Foreign currency exchange gains, net	$19,955	$2,387	$2,583
Foreign currency exchange gain related to Euro denominated long-term debt - related party	—	7,558	8,307
Interest income	633	4,715	2,898
Other	(12,696)	(2,773)	(1,178)
Other income, net	$7,892	$11,887	$12,610

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2016
Revenue	$285,283	$301,119	$316,447	$319,677
Cost of revenue	53,677	56,547	61,161	62,561
Operating income	29,188	73,668	91,754	111,298
Net earnings	7,219	34,101	56,704	73,989
Net earnings attributable to Match Group, Inc. shareholders	7,152	34,078	56,410	73,811
Per share information attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.03	$0.14	$0.22	$0.29
Diluted (a)	$0.03	$0.13	$0.21	$0.27

Year Ended December 31, 2015
Revenue	$235,069	$248,817	$268,971	$267,574
Cost of revenue	38,953	44,529	47,636	46,870
Operating income	27,040	40,522	58,356	67,638
Net earnings	25,880	23,431	35,437	35,739
Net earnings attributable to Match Group, Inc. shareholders	26,206	23,325	35,259	35,593
Per share information attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.16	$0.14	$0.21	$0.17
Diluted (a)	$0.16	$0.14	$0.20	$0.16
______________________

(a)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2016, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Match Group, Inc.
We have audited Match Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Match Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Match Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Match Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2017

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group's definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Match Group and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning Match Group Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2017 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to Match Group's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Additional Information-Code of ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2017 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2017 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2017 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2017 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated and Combined Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2016 and 2015.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated and Combined Statement of Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
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

Exhibit No.	Description	Location
2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	Exhibit 2.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on July 17, 2015.
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
3.2	Amended and Restated By-laws of Match Group, Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
4.1	Indenture, dated November 16, 2015, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 28, 2016.
4.2	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2016.
4.3	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.1	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.2	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.3	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, filed on May 10, 2016.
10.4	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.5	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.6	Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015.
10.7	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)(2)
10.8	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)(2)
10.9	Tutor .com, Inc. 2013 Incentive Plan.(1)(2)
10.10	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 28, 2016.
10.11
Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.(3)
Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 8, 2016.

10.12	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of April 27, 2016.(1)(2)
10.13	Employment Agreement between Jared F. Sine and the Registrant, dated as of July 5, 2016.(1)	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed on November 7, 2016.
21.1	Subsidiaries of the Registrant as of December 31, 2016.(2)
23.1	Consent of Ernst & Young LLP.(2)
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

February 28, 2017	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017:

Signature	Title

/s/ GREGORY R. BLATT	Chairman of the Board, Chief Executive Officer and Director
Gregory R. Blatt

/s/ GARY SWIDLER	Chief Financial Officer
Gary Swidler

/s/ MICHAEL H. SCHWERDTMAN	Vice President and Principal Accounting Officer
Michael H. Schwerdtman

/s/ SONALI DE RYCKER	Director
Sonali De Rycker

/s/ JOSEPH LEVIN	Director
Joseph Levin

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ THOMAS J. McINERNEY	Director
Thomas J. McInerney

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ MARK STEIN	Director
Mark Stein

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ SAM YAGAN	Vice Chairman of the Board (non-executive) and Director
Sam Yagan

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2016
Allowance for doubtful accounts	$1,739	$112	(a)	$28		$(949)	(d)	$930
Deferred tax valuation allowance	23,244	(419)	(b)	1,059	(c)	—		23,884
Other reserves	2,514							2,822
2015
Allowance for doubtful accounts	$1,133	$656	(a)	$87		$(137)	(d)	$1,739
Deferred tax valuation allowance	24,805	300	(e)	(1,861)	(f)	—		23,244
Other reserves	2,098							2,514
2014
Allowance for doubtful accounts	$856	$114	(a)	$384		$(221)	(d)	$1,133
Deferred tax valuation allowance	23,202	1,286	(g)	317	(h)	—		24,805
Other reserves	2,203							2,098
______________________

(a)	Additions to the allowance for doubtful accounts are charged to expense.

(b)	Amount is primarily related to an other-than-temporary impairment charge for a certain cost method investment and an increase in foreign tax credits.

(c)	Amount is related to the realization of previously unbenefited losses on an available-for-sale marketable equity security included in accumulated other comprehensive loss.

(d)	Write-off of fully reserved accounts receivable.

(e)	Amount is primarily related to a net increase in foreign, federal and state net operating losses.

(f)
Amount is primarily related to the decrease in unbenefited unrealized losses on an available-for-sale marketable equity security included in accumulated other comprehensive loss and currency translation adjustments on foreign net operating losses.

(g)	Amount is primarily related to federal net operating losses.

(h)
Amount is primarily related to the increase in unbenefited unrealized losses on a long-term marketable equity security included in accumulated other comprehensive loss, partially offset by currency translation adjustments on foreign net operating losses.