Form 10-Q
period 2017-03-31
Match Group, Inc.
filed 2017-05-08
CIK 1575189

As filed with the Securities and Exchange Commission on May 5, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2017, the following shares of the registrant's common stock were outstanding:

Common Stock	48,433,964
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	258,353,366
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 1, 2017 was $876,710,792. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$436,187	$253,651
Accounts receivable, net of allowance of $952 and $676, respectively	72,668	63,853
Assets of a business held for sale	—	133,272
Other current assets	47,223	39,618
Total current assets	556,078	490,394
Property and equipment, net of accumulated depreciation and amortization of $77,188 and $70,667, respectively	61,729	62,954
Goodwill	1,220,188	1,206,447
Intangible assets, net of accumulated amortization of $9,957 and $9,350, respectively	221,109	217,682
Long-term investments	53,061	55,355
Other non-current assets	17,860	15,846
TOTAL ASSETS	$2,130,025	$2,048,678
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$28,971	$7,357
Deferred revenue	172,947	161,124
Liabilities of a business held for sale	—	37,058
Accrued expenses and other current liabilities	122,924	108,720
Total current liabilities	324,842	314,259
Long-term debt	1,177,241	1,176,493
Income taxes payable	8,630	9,126
Deferred income taxes	26,880	25,339
Other long-term liabilities	28,656	20,877
Redeemable noncontrolling interests	5,950	6,062
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 46,722,347 and 45,797,402 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	47	46
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	512,541	490,587
Retained earnings	202,116	182,063
Accumulated other comprehensive loss	(157,088)	(176,384)
Total Match Group, Inc. shareholders' equity	557,826	496,522
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,130,025	$2,048,678
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenue	$298,764	$260,401
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	58,848	43,768
Selling and marketing expense	107,123	109,504
General and administrative expense	43,910	39,024
Product development expense	22,020	21,440
Depreciation	7,589	5,751
Amortization of intangibles	403	6,728
Total operating costs and expenses	239,893	226,215
Operating income	58,871	34,186
Interest expense	(18,950)	(20,404)
Other (expense) income, net	(5,978)	3,584
Earnings from continuing operations, before tax	33,943	17,366
Income tax provision	(9,388)	(6,758)
Net earnings from continuing operations	24,555	10,608
Loss from discontinued operations, net of tax	(4,491)	(3,389)
Net earnings	20,064	7,219
Net earnings attributable to redeemable noncontrolling interests	(11)	(67)
Net earnings attributable to Match Group, Inc. shareholders	$20,053	$7,152

Net earnings per share from continuing operations:
Basic	$0.10	$0.04
Diluted	$0.08	$0.04
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.08	$0.03
Diluted	$0.07	$0.03

Stock-based compensation expense by function:
Cost of revenue	$389	$402
Selling and marketing expense	1,081	930
General and administrative expense	12,816	10,162
Product development expense	3,738	5,954
Total stock-based compensation expense	$18,024	$17,448
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net earnings	$20,064	$7,219
Other comprehensive income, net of tax
Change in foreign currency translation adjustment (a)	19,173	7,487
Total other comprehensive income	19,173	7,487
Comprehensive income	39,237	14,706
Comprehensive loss (income) attributable to redeemable noncontrolling interests	112	(64)
Comprehensive income attributable to Match Group, Inc. shareholders	$39,349	$14,642
______________________

(a)	The three months ended March 31, 2017 includes amounts reclassified out of other comprehensive income into earnings. See "Note 6—Accumulated Other Comprehensive Loss" for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
Three Months Ended March 31, 2017

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2016	$6,062	$46	45,797	$210	209,919	$490,587	$182,063	$(176,384)	$496,522
Net earnings	11	—	—	—	—	—	20,053	—	20,053
Other comprehensive (loss) income, net of tax	(123)	—	—	—	—	—	—	19,296	19,296
Stock-based compensation expense	—	—	—	—	—	15,298	—	—	15,298
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	553	—	—	6,656	—	—	6,657
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	372	—	—	—	—	—	—
Balance as of March 31, 2017	$5,950	$47	46,722	$210	209,919	$512,541	$202,116	$(157,088)	$557,826

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$24,555	$10,608
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	18,024	17,448
Depreciation	7,589	5,751
Amortization of intangibles	403	6,728
Deferred income taxes	(1,712)	(960)
Acquisition-related contingent consideration fair value adjustments	1,344	3,161
Other adjustments, net	5,098	(362)
Changes in assets and liabilities
Accounts receivable	(8,715)	(392)
Other assets	(8,751)	(1,874)
Accounts payable and accrued expenses and other current liabilities	40,081	23,700
Income taxes payable	1,584	1,740
Deferred revenue	10,489	18,899
Net cash provided by operating activities attributable to continuing operations	89,989	84,447
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(456)
Capital expenditures	(5,745)	(5,650)
Proceeds from the sale of a business, net	96,354	—
Other, net	—	3,750
Net cash provided by (used in) investing activities attributable to continuing operations	90,609	(2,356)
Cash flows from financing activities attributable to continuing operations:
Principal payment on Term Loan	—	(10,000)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	5,030	(4,453)
Other, net	—	(12,180)
Net cash provided by (used in) financing activities attributable to continuing operations	5,030	(26,633)
Total cash provided by continuing operations	185,628	55,458
Net cash used in operating activities attributable to discontinued operations	(6,061)	(5,436)
Net cash used in investing activities attributable to discontinued operations	(471)	(2,113)
Total cash used in discontinued operations	(6,532)	(7,549)
Effect of exchange rate changes on cash and cash equivalents	3,440	(184)
Net increase in cash and cash equivalents	182,536	47,725
Cash and cash equivalents at beginning of period	253,651	88,173
Cash and cash equivalents at end of period	$436,187	$135,898
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc. is the world's leading provider of dating products. We operate a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish, Meetic, OkCupid, Pairs, Twoo, OurTime, BlackPeopleMeet and LoveScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries. Following the sale of our Non-dating segment in March 2017, Match Group is managed as a portfolio of dating brands and has one operating segment, Dating.
Through the brands within our Dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other regions around the world. We provide these services through websites and applications that we own and operate.
At March 31, 2017, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 82.3% and 97.9%, respectively.
All references to "Match Group," the "Company," "we," "our," or "us" in this report are to Match Group, Inc.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management's opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015 and 2016; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients.
ASU No. 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers. This five-step model includes (1) identifying the contract(s) with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application.
While the Company’s evaluation of the impact the adoption of ASU No. 2014-09 on its consolidated financial statements continues, it has progressed to the point where we have reached certain determinations. The Company will adopt ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. The Company does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated financial statements and does not expect to record an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption this standard update will have on its consolidated financial statements.
Accounting Pronouncement adopted by the Company
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill under the previous two-step impairment test to measure a goodwill impairment charge. The provisions of ASU No. 2017-04 are effective for reporting periods beginning after December 15, 2019; early adoption is permitted. The provisions of ASU No. 2017-04 are to be applied using a prospective approach. The Company adopted the provisions of ASU No. 2017-04 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
In August 2016, the FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. Upon adoption, cash payments not made soon after the acquisition date of a business combination to settle a contingent consideration

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

liability are separated and classified as cash outflows for operating activities and financing activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) are classified as financing activities; any excess is classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability are classified as cash outflows for investing activities. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017 and the adoption of this standard update did not have an impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the three months ended March 31, 2017 were $1.5 million. Excess tax benefits of $4.0 million for the three months ended March 31, 2016 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method whereas they previously were included in this calculation; this change increased fully diluted shares by approximately 11.7 million shares for the three months ended March 31, 2017. The Company continues to account for forfeitures using an estimated forfeiture rate.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
Match Group is a member of IAC's consolidated federal and state income tax returns. In all periods presented, current income tax provision and deferred income tax benefit have been computed for Match Group on an as if stand-alone, separate return basis. Match Group's payments to IAC for its share of IAC's consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
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
For the three months ended March 31, 2017, the Company recorded an income tax provision from continuing operations of $9.4 million which represents an effective income tax rate of 28%. The effective tax rate for the three months ended March 31, 2017 is lower than the statutory rate of 35% due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017 and foreign income taxed at lower rates. Under

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $1.5 million are recognized as a reduction to the income tax provision rather than additional paid-in capital. For the three months ended March 31, 2016, the Company recorded an income tax provision from continuing operations of $6.8 million, which represents an effective income tax rate of 39%. The effective rate for the three months ended March 31, 2016 is higher than the statutory rate of 35% due principally to the non-taxable loss on contingent consideration fair value adjustments, partially offset by foreign income taxes at a lower rate.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both March 31, 2017 and December 31, 2016, the Company had accrued $1.5 million for the payment of interest. At March 31, 2017 and December 31, 2016, the Company has accrued $1.4 million and $1.6 million, respectively, for penalties.
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
At March 31, 2017 and December 31, 2016, unrecognized tax benefits, including interest and penalties, were $26.9 million and $27.4 million, respectively. At both March 31, 2017 and December 31, 2016, approximately $17.7 million was included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at March 31, 2017 are subsequently recognized, $25.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $25.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $6.7 million within twelve months of March 31, 2017, primarily due to expirations of statutes of limitations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operates under the umbrella of The Princeton Review to ST Unitas, a global education technology company. We recognized a loss on the sale of the business of $0.9 million, which is reported within discontinued operations.
The components of assets and liabilities of a business held for sale in the accompanying consolidated balance sheet at December 31, 2016 consisted of the following:

December 31, 2016
(In thousands)
Accounts receivable, net	$8,677
Other current assets	3,847
Property and equipment, net	6,774
Goodwill	74,396
Intangible assets, net	31,488
Other non-current assets	8,090
Total assets of a business held for sale	$133,272

Accounts payable	$3,467
Deferred revenue	22,886
Accrued expenses and other current liabilities	8,771
Other long-term liabilities	1,934
Total liabilities of a business held for sale	$37,058
The key components of loss from discontinued operations for the three months ended March 31, 2017 and 2016 consist of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue	$23,980	$24,882
Operating costs and expenses	(29,601)	(29,880)
Operating loss	(5,621)	(4,998)
Other expense	(932)	(4)
Income tax benefit	2,062	1,613
Loss from discontinued operations	$(4,491)	$(3,389)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$293,765	$—	$—	$293,765
Time deposits	—	5,397	—	5,397
Total	$293,765	$5,397	$—	$299,162

Liabilities:
Contingent consideration arrangements	$—	$—	$(21,821)	$(21,821)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$85,225	$—	$—	$85,225

Liabilities:
Contingent consideration arrangements	$—	$—	$(19,418)	$(19,418)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2017	2016
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(19,418)	$(28,993)
Total net losses:
Fair value adjustments	(1,344)	(3,161)
Included in other comprehensive loss	(1,059)	(1,906)
Fair value at date of acquisition	—	(185)
Other	—	2,078
Balance at March 31	$(21,821)	$(32,167)
Contingent consideration arrangements
As of March 31, 2017, there are four contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements is $91.1 million. The Company expects to make payments on two of the four contingent consideration arrangements and the aggregate fair value of these two arrangements at March 31, 2017 is $21.8 million.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at both March 31, 2017 and December 31, 2016 reflect a 12% discount rate.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2017 and December 31, 2016 includes a current portion of $21.3 million and $19.0 million, respectively, and non-current portion of $0.5 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At March 31, 2017 and December 31, 2016, the carrying values of the Company's investments accounted for under the cost method totaled $53.1 million and $55.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so. For the three months ended March 31, 2017 and 2016 we recognized an other-than-temporary impairment of $2.3 million and $0.7 million, respectively, related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. The fair value measurements of these impairments are based on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$(1,177,241)	$(1,253,130)	$(1,176,493)	$(1,244,641)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2017	December 31, 2016
	(In thousands)
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	$400,000	$400,000
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (a)	350,000	350,000
Total debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	5,023	5,245
Less: Unamortized debt issuance costs	12,908	13,434
Total long-term debt	$1,177,241	$1,176,493
______________________

(a)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to repay a portion of indebtedness outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

indenture governing the 2016 Senior Notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The 2015 Senior Notes were issued on November 16, 2015, in exchange for a portion of IAC's 4.75% Senior Notes due December 15, 2022 (the "IAC 2012 Senior Notes") (the "Match Exchange Offer"). Promptly following the Match Exchange Offer, the Company and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the IAC 4.875% Senior Notes due November 30, 2018, the IAC 2012 Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt. At any time prior to December 15, 2017, the 2015 Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2015 Senior Notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2017, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan. In addition, the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate on the Term Loan at March 31, 2017 is 4.10%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended March 31, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(176,384)	$(176,384)
Other comprehensive income	18,582	18,582
Amounts reclassified into earnings	714	714
Net current period other comprehensive income	19,296	19,296
Balance at March 31	$(157,088)	$(157,088)

	Three Months Ended March 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive income	7,490	—	7,490
Balance at March 31	$(132,294)	$2,964	$(129,330)
At both March 31, 2017 and 2016, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$24,555	$24,555	$10,608	$10,608
Net earnings attributable to redeemable noncontrolling interests	(11)	(11)	(67)	(67)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	24,544	24,544	10,541	10,541
Loss from discontinued operations, net of tax	(4,491)	(4,491)	(3,389)	(3,389)
Net earnings attributable to Match Group, Inc. shareholders	$20,053	$20,053	$7,152	$7,152

Denominator
Basic weighted average common shares outstanding	256,044	256,044	248,444	248,444
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	35,858	—	19,655
Dilutive weighted average common shares outstanding	256,044	291,902	248,444	268,099

Earnings (loss) per share:
Earnings per share from continuing operations	$0.10	$0.08	$0.04	$0.04
Loss per share from discontinued operations, net of tax	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Earnings per share attributable to Match Group, Inc. shareholders	$0.08	$0.07	$0.03	$0.03
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options or vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2017 and 2016, 5.2 million and 15.6 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options ("PSOs") and units (“PSUs”) are considered contingently issuable shares. Market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs are dilutive for the respective reporting periods. For the three months ended March 31, 2017 and 2016, 2.3 million and 10.6 million market-based awards, PSOs and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue
United States	$173,737	$163,779
All other countries	125,027	96,622
Total	$298,764	$260,401
The United States is the only country whose revenue is greater than 10 percent of total revenue for the three months ended March 31, 2017 and 2016.

	March 31, 2017	December 31, 2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$40,307	$41,747
All other countries	21,422	21,207
Total	$61,729	$62,954
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $13.9 million and $14.3 million as of March 31, 2017 and December 31, 2016, respectively.
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.
NOTE 10—RELATED PARTY TRANSACTIONS
Relationship with IAC
In connection with the IPO in November 2015, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
The Company has entered into certain arrangements with IAC in the ordinary course of business, which have continued post IPO, for: (i) the leasing of office space for certain of our businesses at properties owned by

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

IAC, for which we paid IAC approximately $1.3 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $0.3 million for the three months ended March 31, 2016 and discontinued subleasing as of December 31, 2016. For the three months ended March 31, 2017 and 2016, the Company was charged $2.8 million and $2.6 million, respectively, by IAC for services rendered pursuant to a services agreement (including the leasing of office space noted above). This amount was paid in full by the Company at March 31, 2017.
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
During the three months ended March 31, 2017, 0.4 million shares of Company common stock were issued to IAC pursuant to the employee matters agreement. These shares were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.
NOTE 11—STREAMLINING OF TECHNOLOGY SYSTEMS AND CONSOLIDATION OF EUROPEAN OPERATIONS
As of December 31, 2016, the Company completed the project to modernize and streamline its underlying Dating technology infrastructure that supports both its mobile and desktop platforms and consolidated its European operations from seven principal locations down to three. For the three months ended March 31, 2016, the Company incurred $2.1 million in costs related to this project. A summary of the costs incurred, payments made and the related accruals at March 31, 2016 is presented below.

	Three Months Ended March 31, 2016
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$3,013	$564	$3,577
Charges incurred	201	1,888	2,089
Payments made	(831)	(1,706)	(2,537)
Accrual as of March 31	$2,383	$746	$3,129
The costs are allocated as follows in the accompanying consolidated statement of operations:

Three Months Ended March 31, 2016
(In thousands)
Cost of revenue	$154
Selling and marketing expense	96
General and administrative expense	721
Product development expense	1,118
Total	$2,089

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Dating - consists of all of our dating businesses globally.
Non-dating - consists of The Princeton Review, which was sold on March 31, 2017, for which the financial results have been presented as discontinued operations.
Operating metrics:

•	North America - consists of financial results and metrics associated with customers located in the United States and Canada.

•	International - consists of financial results and metrics associated with customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received from an end user of our products.

•	Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is advertising revenue.

•
Average PMC - is calculated by summing the number of paid members, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time. Users who only purchase à la carte features from us do not qualify as paid members for purposes of PMC by virtue of such purchase.

•
Average Revenue Per Paying User ("ARPPU") - is Direct Revenue from paid members in the relevant measurement period (whether in the form of subscription payments or à la carte payments) divided by the Average PMC in such period divided by the number of calendar days in such period.

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
Long-term debt:

•
Term Loan - The Company's seven-year term loan entered into on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, the Company issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to prepay a portion of the $790 million of indebtedness then outstanding under the Term Loan. On December 8, 2016, an additional $40 million principal prepayment was made and the outstanding balance was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. At March 31, 2017, a balance of $350 million is outstanding.

•	2015 Senior Notes - The Company's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which were issued on November 16, 2015.

•	2016 Senior Notes - The Company's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016.
Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a Non-GAAP financial measure. See "Match Group Inc.'s Principles of Financial Reporting" for the definition of Adjusted EBITDA.

Management Overview
Match Group, Inc. ("Match Group," the "Company," "we," "our," or "us") is the world’s leading provider of dating products. We operate a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish, Meetic, OkCupid, Pairs, Twoo, OurTime, BlackPeopleMeet and LoveScout24, each designed to increase our users' likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our products in 42 languages across more than 190 countries.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
2017 Development
In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction closed on March 31, 2017 and the results of the Non-dating segment have been included in discontinued operations. The Company's financial information for prior periods have been recast to conform to the current period presentation.
First Quarter March 31, 2017 Consolidated Results
For the three months ended March 31, 2017, revenue, operating income and Adjusted EBITDA grew 15%, 72% and 28%, respectively, compared to the three months ended March 31, 2016. Revenue growth was driven by an increase in Direct Revenue with a strong contribution from Tinder, PlentyOfFish and Pairs. The growth in operating income and Adjusted EBITDA was due primarily to higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued product mix shift toward brands with lower marketing spend as a percentage of revenue and a reduction in marketing spend at our affinity businesses. This growth was partially offset by an increase in in-app purchase fees. Operating income was further impacted by a $6.3 million decrease in the amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016 and a decrease in expense of $1.8 million in acquisition-

related contingent consideration fair value adjustments. Partially offsetting these decreases was an increase in depreciation expense of $1.8 million related to the growth of our business.
Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016
Revenue

	Three Months Ended March 31,
	2017	Change	% Change	2016
	(In thousands, except ARPPU)
Direct Revenue:
North America	$177,362	$12,980	8%	$164,382
International	110,390	25,744	30%	84,646
Total Direct Revenue	287,752	38,724	16%	249,028
Indirect Revenue	11,012	(361)	(3)%	11,373
Total Revenue	298,764	38,363	15%	260,401

Percentage of Total Revenue:
Direct Revenue:
North America	59%			63%
International	37%			33%
Total Direct Revenue	96%			96%
Indirect Revenue	4%			4%
Total Revenue	100%			100%

Average PMC:
North America	3,438	217	7%	3,221
International	2,473	611	33%	1,862
Total	5,911	828	16%	5,083

(Change calculated using non-rounded numbers)
ARPPU:
North America	$0.57		2%	$0.56
International	$0.49		(2)%	$0.49
Total	$0.53	$(0.01)	—%	$0.54
North America Direct Revenue grew $13.0 million, or 8%, in 2017 versus 2016, driven by 7% growth in Average PMC and a 2% increase in ARPPU. Average PMC growth was driven by higher beginning PMC. ARPPU growth was driven by higher rates, partially offset by mix shift to brands with lower price points. The growth in revenue and Average PMC are attributable to continued growth at Tinder and PlentyOfFish.
International Direct Revenue grew $25.7 million, or 30%, in 2017 versus 2016, primarily driven by 33% growth in Average PMC, partially offset by a 2% decline in ARPPU. Average PMC growth was driven by higher beginning PMC. The decline in ARPPU was due to foreign exchange impacts and continued mix shift to brands with lower price points. The growth in revenue and Average PMC are attributable to continued growth at Tinder and growth in our Pairs brand in Japan and at PlentyOfFish.

Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$58,848	$15,080	34%	$43,768
Percentage of revenue	20%			17%
Cost of revenue increased $15.1 million or 34%, primarily due to an increase in in-app purchase fees of $13.5 million primarily at Tinder.
Selling and marketing expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$107,123	$(2,381)	(2)%	$109,504
Percentage of revenue	36%			42%
Selling and marketing expense decreased $2.4 million, or 2%, and declined as a percentage of revenue. The decline as a percentage of revenue is due primarily to a continued product mix shift towards brands with lower marketing spend as a percentage of revenue. The decrease in total selling and marketing expense is primarily due to a reduction in marketing spend at our affinity brands, partially offset by an increase in spend at certain larger brands.
General and administrative expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$43,910	$4,886	13%	$39,024
Percentage of revenue	15%			15%
General and administrative expense increased $4.9 million, or 13%, driven primarily by an increase of $3.6 million in compensation, partially offset by a decrease in expense of $1.8 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation is due to $2.7 million in stock-based compensation expense primarily due to an increase in expense related to a subsidiary denominated equity award issued to a non-employee and an increase in headcount from business growth.
Product development expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$22,020	$580	3%	$21,440
Percentage of revenue	7%			8%
Product development expense was relatively unchanged compared to 2016.

Depreciation

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$7,589	$1,838	32%	$5,751
Percentage of revenue	3%			2%
Depreciation increased $1.8 million, or 32%, in 2017 versus 2016, driven by an increase in computer hardware, internally developed software and leasehold improvements as we continue to grow our business.
Operating income and Adjusted EBITDA

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Operating income	$58,871	$24,685	72%	$34,186
Percentage of revenue	20%			13%

Adjusted EBITDA	$86,231	$18,957	28%	$67,274
Percentage of revenue	29%			26%
For a reconciliation of operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see "Match Group, Inc.'s Principles of Financial Reporting."
Operating income and Adjusted EBITDA increased $24.7 million, or 72%, and $19.0 million, or 28%, respectively, in 2017 versus 2016, primarily as a result of the increase in revenue of $38.4 million and a decrease in selling and marketing expense as a percentage of revenue, partially offset by an increase in cost of revenue. Operating income was further impacted by a $6.3 million decrease in the amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016 and a decrease in expense of $1.8 million in acquisition-related contingent consideration fair value adjustments. These decreases were partially offset by an increase of $1.8 million in depreciation due to growth in our business.
At March 31, 2017, there was $117.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$18,950	$(1,454)	(7)%	$20,404
Interest expense decreased primarily due to the reduction of the outstanding balance in the Term Loan and the December 2016 repricing of the Term Loan, which reduced the contractual interest rates, partially offset by the issuance of the 2016 Senior Notes in June 2016, which bear interest at a higher fixed rate of interest than the Term Loan.

Other (expense) income, net

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other (expense) income, net	$(5,978)	$(9,562)	NM	$3,584
________________________
NM = not meaningful
Other expense, net in 2017 includes expenses of $2.7 million related to a mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees, a $2.3 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee and $1.3 million in foreign currency exchange losses.
Other income, net in 2016 includes $4.8 million in foreign currency exchange gains, partially offset by expenses of $0.8 million related to a mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee.
Income tax provision

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax provision	$9,388	$2,630	39%	$6,758
Effective income tax rate	28%			39%
The 2017 effective income tax rate is lower than the statutory rate of 35% due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, and foreign income taxed at lower rates. Under ASU No. 2016-09, excess tax benefits generated upon the settlement or exercise of stock-based awards of $1.5 million in the first quarter of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate was higher than the statutory rate of 35% due primarily to the non-deductible loss on contingent consideration fair value adjustments, partially offset by foreign income taxed at lower rates.
For further details of income tax matters see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

MATCH GROUP, INC.'S PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue, excluding foreign exchange impact, both of which are supplemental measures to U.S. generally accepted accounting principles ("GAAP"). These measures are among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and this measure is one of the primary metrics by which our internal budget is based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statement of operations of certain expenses.
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-

operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.
The following tables reconcile operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2017
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$58,871	$18,024	$7,589	$403	$1,344	$86,231
Interest expense	(18,950)
Other expense, net	(5,978)
Earnings from continuing operations, before tax	33,943
Income tax provision	(9,388)
Net earnings from continuing operations	24,555
Loss from discontinuing operations, net of tax	(4,491)
Net earnings	20,064
Net earnings attributable to redeemable noncontrolling interests	(11)
Net earnings attributable to Match Group, Inc. shareholders	$20,053

	Three Months Ended March 31, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$34,186	$17,448	$5,751	$6,728	$3,161	$67,274
Interest expense	(20,404)
Other income, net	3,584
Earnings from continuing operations, before tax	17,366
Income tax provision	(6,758)
Net earnings from continuing operations	10,608
Loss from discontinuing operations, net of tax	(3,389)
Net earnings	7,219
Net earnings attributable to redeemable noncontrolling interests	(67)
Net earnings attributable to Match Group, Inc. shareholders	$7,152

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
The following table presents the impact of our foreign exchange on total revenue and International ARPPU for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$298,764	$38,363	15%	$260,401
Foreign exchange impact	3,476
Revenue, excluding foreign exchange impact	$302,240	$41,839	16%	$260,401

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.49		(2)%	$0.49
Foreign exchange effect	0.01
International ARPPU, excluding foreign exchange impact	$0.50		1%	$0.49

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States (a)	$266,117	$114,035
All other countries (b)	170,070	139,616
Total cash and cash equivalents	436,187	253,651

Long-term debt:
2016 Senior Notes	$400,000	$400,000
2015 Senior Notes	445,172	445,172
Term Loan due November 16, 2022 (c)	350,000	350,000
Total long-term debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	5,023	5,245
Less: Unamortized debt issuance costs	12,908	13,434
Total long-term debt	$1,177,241	$1,176,493
______________________

(a)	Domestically, cash equivalents include AAA rated government money market funds.

(b)
Internationally, cash equivalents include money market funds and time deposits with maturities of less than 91 days. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.; therefore, we have not provided for any U.S. income taxes related to these funds.

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

Senior Notes:
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% of Senior Notes due June 1, 2024.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2017, Match Group was in compliance with all applicable covenants.
Neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10.0 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan and, as a result, quarterly principal payments of $10.0 million under the Term Loan are no longer due. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan. In addition, the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate at March 31, 2017 is 4.10%. Interest payments are due at least semi-annually through the term of the loan.
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2015 and 2016 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At March 31, 2017, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$89,989	$84,447
Net cash provided by (used in) investing activities attributable to continuing operations	90,609	(2,356)
Net cash provided by (used in) financing activities attributable to continuing operations	5,030	(26,633)
2017
Adjustments to earnings primarily consist of $18.0 million of stock-based compensation expense, $7.6 million of depreciation, $1.3 million of acquisition-related contingent consideration fair value adjustments, $0.4 million of amortization of intangibles, and $5.1 million in other adjustments that consist primarily of a non-cash other-than-temporary impairment on a cost method investment of $2.3 million and foreign currency losses of $1.4 million. Partially offsetting these adjustments was deferred income taxes of $1.7 million. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and accrued expenses and other liabilities of $40.1 million, due mainly to the timing of payments, including interest payments, and an increase in deferred revenue of $10.5 million, due mainly to growth in membership revenue. These increases were partially offset by decreases in cash from other assets of $8.8 million primarily related to the prepayment of certain expenses and decreases in cash from accounts receivable of $8.7 million primarily related to revenue sourced through mobile app stores.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.4 million from the sale of a business partially offset by capital expenditures of $5.7 million that are primarily related to internal development of software to support our products and service.
Net cash provided by financing activities attributable to continuing operations in 2017 is from the issuance of common stock pursuant to stock-based awards.
2016
Adjustments to earnings primarily consist of $17.4 million of stock-based compensation expense, $6.7 million of amortization of intangibles, $5.8 million of depreciation, and $3.2 million of acquisition-related contingent consideration fair value adjustments, partially offset by deferred income taxes of $1.0 million. The increase in cash from changes from working capital is due primarily to an increase in accounts payable and accrued expenses and other current liabilities of $23.7 million and an increase in deferred revenue of $18.9 million, due mainly to growth in membership revenue. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to an increase in accrued advertising arising mainly from increased expenses, partially offset by a decrease in accrued employee compensation and benefits from payment of the 2015 cash bonuses in 2016.
Net cash used in investing activities attributable to continuing operations in 2016 consist mostly of capital expenditures of $5.7 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2016 includes a principal payment of $10 million on the Term Loan and net payments of $4.5 million related to withholding taxes on the issuance of Match common stock.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on October 7, 2020. At March 31, 2017, there were no outstanding borrowings under the Credit Facility.
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
Awards made under our subsidiary denominated equity plan are settled on a net basis, with the award holder entitled to receive a payment equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The tax withholding payment is made by the Company in cash on behalf of the employees at the time these awards are exercised. The cash tax withholding payments will vary based on the ultimate number of awards exercised, the intrinsic value of the awards upon exercise, relevant withholding tax rates, and the manner in which the awards are settled. We expect a reduction in future corporate income taxes equal to a substantial portion of any such withholding tax payments by virtue of the income tax deduction we will recognize based on the intrinsic value of the awards at exercise. However, there may be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated tax payments.

On May 2, 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions, make capital expenditures or invest in other areas, such as developing properties and exploiting business opportunities. As of March 31, 2017, IAC owns 82.3% of our outstanding shares of capital stock and has 97.9% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
With the sale of The Princeton Review on March, 31, 2017, our operating lease commitments at December 31, 2016, were reduced by $18.1 million. Other than this change, at March 31, 2017 there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At March 31, 2017, the Company's outstanding debt was $1.2 billion, which consists of a $350 million Term Loan, which bears interest at a variable rate, and $845.2 million of Senior Notes, which bear interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $43.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan bears interest at LIBOR plus 3.25%. As of March 31, 2017, the rate in effect was 4.10%. If LIBOR were to increase by 100 basis points, then the annual interest expense and payments on the Term Loan would increase by $3.5 million. If LIBOR were to decrease by 100 basis points, the effective interest rate would decrease by 10 basis points to the LIBOR floor of 0.75% and the annual interest expense and payments in the current year would decrease by $0.4 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound. At March 31, 2017, there have been no material changes to our Company's results based on our exposure to these currencies.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See "Item 1A-Risk factors—Risks relating to our business—We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition" of our annual report on Form 10-K for the fiscal year ended December 31, 2016.
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
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2016. Other unknown or unpredictable factors that could also adversely affect Match Group's business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.
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
Pursuant to the Employee Matters Agreement, 389,558 shares of Company common stock were issued to IAC on March 31, 2017 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options held by Match Group employees.
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
______________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2017	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	May 8, 2017
Gary Swidler

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MATCH GROUP, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
MATCH GROUP, INC. CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
MATCH GROUP, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
MATCH GROUP, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
MATCH GROUP, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
MATCH GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
MATCH GROUP INC.'S PRINCIPLES OF FINANCIAL REPORTING
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES