Form 10-Q
period 2017-06-30
Match Group, Inc.
filed 2017-08-04
CIK 1575189

As filed with the Securities and Exchange Commission on August 4, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2017, the following shares of the registrant's common stock were outstanding:

Common Stock	52,293,740
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	262,213,142
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 28, 2017 was $889,730,317. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$492,705	$253,651
Accounts receivable, net of allowance of $898 and $676, respectively	76,622	63,853
Assets of a business held for sale	—	133,272
Other current assets	52,433	39,618
Total current assets	621,760	490,394
Property and equipment, net of accumulated depreciation and amortization of $84,565 and $70,667, respectively	64,744	62,954
Goodwill	1,229,911	1,206,447
Intangible assets, net of accumulated amortization of $10,599 and $9,350, respectively	224,517	217,682
Long-term investments	58,148	55,355
Other non-current assets	15,573	15,846
TOTAL ASSETS	$2,214,653	$2,048,678
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$11,337	$7,357
Deferred revenue	173,406	161,124
Liabilities of a business held for sale	—	37,058
Accrued expenses and other current liabilities	157,048	108,720
Total current liabilities	341,791	314,259
Long-term debt	1,177,989	1,176,493
Income taxes payable	8,845	9,126
Deferred income taxes	22,440	25,339
Other long-term liabilities	14,864	20,877
Redeemable noncontrolling interests	6,381	6,062
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 50,682,217 and 45,797,402 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	51	46
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	530,495	490,587
Retained earnings	253,546	182,063
Accumulated other comprehensive loss	(141,959)	(176,384)
Total Match Group, Inc. shareholders' equity	642,343	496,522
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,214,653	$2,048,678
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$309,572	$275,309	$608,336	$535,710
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	62,665	46,978	121,513	90,746
Selling and marketing expense	87,713	83,763	194,836	193,267
General and administrative expense	43,871	35,345	87,781	74,369
Product development expense	24,061	19,653	46,081	41,093
Depreciation	7,883	7,176	15,472	12,927
Amortization of intangibles	404	4,894	807	11,622
Total operating costs and expenses	226,597	197,809	466,490	424,024
Operating income	82,975	77,500	141,846	111,686
Interest expense	(19,072)	(20,618)	(38,022)	(41,022)
Other expense, net	(9,550)	(5,229)	(15,528)	(1,645)
Earnings from continuing operations, before tax	54,353	51,653	88,296	69,019
Income tax provision	(2,809)	(14,884)	(12,197)	(21,642)
Net earnings from continuing operations	51,544	36,769	76,099	47,377
Loss from discontinued operations, net of tax	(71)	(2,668)	(4,562)	(6,057)
Net earnings	51,473	34,101	71,537	41,320
Net earnings attributable to redeemable noncontrolling interests	(43)	(23)	(54)	(90)
Net earnings attributable to Match Group, Inc. shareholders	$51,430	$34,078	$71,483	$41,230

Net earnings per share from continuing operations:
Basic	$0.20	$0.15	$0.30	$0.19
Diluted	$0.17	$0.14	$0.25	$0.18
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.20	$0.14	$0.28	$0.17
Diluted	$0.17	$0.13	$0.24	$0.15

Stock-based compensation expense by function:
Cost of revenue	$427	$313	$816	$715
Selling and marketing expense	1,026	772	2,107	1,702
General and administrative expense	10,255	8,609	23,071	18,771
Product development expense	3,946	2,950	7,684	8,904
Total stock-based compensation expense	$15,654	$12,644	$33,678	$30,092
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net earnings	$51,473	$34,101	$71,537	$41,320
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment (a)	15,517	(1,528)	34,690	5,959
Change in fair value of available-for-sale securities (b)	—	(2,964)	—	(2,964)
Total other comprehensive income (loss)	15,517	(4,492)	34,690	2,995
Comprehensive income	66,990	29,609	106,227	44,315
Comprehensive income attributable to redeemable noncontrolling interests	(431)	(25)	(319)	(89)
Comprehensive income attributable to Match Group, Inc. shareholders	$66,559	$29,584	$105,908	$44,226
______________________

(a)	The six months ended June 30, 2017 includes amounts reclassified out of other comprehensive income into earnings. See "Note 6—Accumulated Other Comprehensive Loss" for additional information.

(b)
The three and six months ended June 30, 2016 include unrealized gains reclassified out of other comprehensive income into earnings. See "Note 6—Accumulated Other Comprehensive Loss" for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2017

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2016	$6,062	$46	45,797	$210	209,919	$490,587	$182,063	$(176,384)	$496,522
Net earnings for the six months ended June 30, 2017	54	—	—	—	—	—	71,483	—	71,483
Other comprehensive income, net of tax	265	—	—	—	—	—	—	34,425	34,425
Stock-based compensation expense	—	—	—	—	—	25,945	—	—	25,945
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,356	—	—	13,963	—	—	13,967
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	529	—	—	—	—	—	1
Balance as of June 30, 2017	$6,381	$51	50,682	$210	209,919	$530,495	$253,546	$(141,959)	$642,343

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$76,099	$47,377
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	33,678	30,092
Depreciation	15,472	12,927
Amortization of intangibles	807	11,622
Deferred income taxes	(3,850)	(4,586)
Acquisition-related contingent consideration fair value adjustments	4,338	2,406
Other adjustments, net	7,854	4,314
Changes in assets and liabilities
Accounts receivable	(12,175)	6,047
Other assets	(10,326)	(12,137)
Accounts payable and accrued expenses and other current liabilities	22,936	(9,941)
Income taxes payable	8,516	14,951
Deferred revenue	9,870	17,311
Net cash provided by operating activities attributable to continuing operations	153,219	120,383
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(456)
Capital expenditures	(14,792)	(18,957)
Proceeds from the sale of a business, net	96,144	—
Proceeds from sale of a marketable security	—	11,716
Purchase of investment	(5,076)	—
Other, net	—	4,600
Net cash provided by (used in) investing activities attributable to continuing operations	76,276	(3,097)
Cash flows from financing activities attributable to continuing operations:
Proceeds from bond offering	—	400,000
Principal payment on Term Loan	—	(410,000)
Debt issuance costs	—	(4,621)
Proceeds from issuance of common stock pursuant to stock-based awards	39,403	8,671
Payment of withholding taxes on behalf of employees on net settled stock-based awards	(28,421)	(6,495)
Purchase of redeemable noncontrolling interests	—	(1,011)
Other, net	—	(12,180)
Net cash provided by (used in) financing activities attributable to continuing operations	10,982	(25,636)
Total cash provided by continuing operations	240,477	91,650
Net cash used in operating activities attributable to discontinued operations	(6,061)	(1,309)
Net cash used in investing activities attributable to discontinued operations	(471)	(2,992)
Total cash used in discontinued operations	(6,532)	(4,301)
Effect of exchange rate changes on cash and cash equivalents	5,109	(1,529)
Net increase in cash and cash equivalents	239,054	85,820
Cash and cash equivalents at beginning of period	253,651	88,173
Cash and cash equivalents at end of period	$492,705	$173,993
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
Through the brands within our Dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other regions around the world. We provide these services through websites and mobile and web applications that we own and operate.
At June 30, 2017, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 81.1% and 97.7%, respectively.
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
While the Company’s evaluation of the impact the adoption of ASU No. 2014-09 on its consolidated financial statements continues, it has progressed to the point where we have reached certain determinations. The Company will adopt ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. The Company does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated financial statements and does not expect to record a material adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this standard update will have on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of
Modification Accounting, which provides guidance about the changes to the terms and conditions of a share-based payment award for which an entity is required to apply modification accounting in "Stock Compensation (Topic 718)." The provisions of ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this standard update to have a material impact on its consolidated financial statements and is currently evaluating the timing of adoption.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods. Early adoption is permitted. Under ASU No. 2016-15, cash payments not made soon after the acquisition date of a business combination to settle a contingent consideration liability are separated and classified as cash outflows for operating activities and financing activities. Cash payments up to the amount of the contingent consideration liability initially recognized at the acquisition date (including measurement-period adjustments) are classified as financing activities; any excess is classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability are classified as cash outflows for investing activities. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the six months ended June 30, 2017 was $18.3 million. Excess tax benefits of $5.2 million for the six months ended June 30, 2016 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method whereas they previously were included in this calculation; this change increased fully diluted shares by approximately 16.7 million and 14.2 million shares for the three and six months ended June 30, 2017. The Company continues to account for forfeitures using an estimated forfeiture rate.
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
For the three and six months ended June 30, 2017, the Company recorded an income tax provision from continuing operations of $2.8 million and $12.2 million, respectively, which represents effective income tax rates of 5% and 14%, respectively. The effective tax rates for the three and six months ended June 30, 2017 are lower than the statutory rate of 35% due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017 and foreign income taxed at lower rates. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $16.8 million and $18.3 million are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital in the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the Company recorded an income tax provision from continuing operations of $14.9 million and $21.6 million, respectively, which represents effective income tax rates of 29% and 31%, respectively. The effective tax rates for the three and six months ended June 30, 2016 are lower than the statutory rate of 35% due principally to foreign income taxed at lower rates and a non-taxable gain on the sale of marketable securities, partially offset by nondeductible stock-based compensation for foreign employees.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2017 and December 31, 2016, the Company had accrued $1.6 million and $1.5 million, respectively, for the payment of interest. At June 30, 2017 and December 31, 2016, the Company has accrued $1.5 million and $1.6 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC's federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2018. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At June 30, 2017 and December 31, 2016, unrecognized tax benefits, including interest and penalties, were $27.3 million and $27.4 million, respectively. At June 30, 2017 and December 31, 2016, approximately $17.8 million and $17.7 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at June 30, 2017 are subsequently recognized, $25.7 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $25.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.6 million within twelve months of June 30, 2017, due to expirations of statutes of limitations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized a loss on the sale of the business of $1.0 million, which is reported within discontinued operations.
The components of assets and liabilities of a business held for sale in the accompanying consolidated balance sheet at December 31, 2016 consisted of the following:

December 31, 2016
(In thousands)
Accounts receivable, net	$8,677
Other current assets	3,847
Property and equipment, net	6,774
Goodwill	74,396
Intangible assets, net	31,488
Other non-current assets	8,090
Total assets of a business held for sale	$133,272

Accounts payable	$3,467
Deferred revenue	22,886
Accrued expenses and other current liabilities	8,771
Other long-term liabilities	1,934
Total liabilities of a business held for sale	$37,058
The key components of loss from discontinued operations for the three and six months ended June 30, 2017 and 2016 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue	$—	$25,810	$23,980	$50,692
Operating costs and expenses	—	(29,642)	(29,601)	(59,522)
Operating loss	—	(3,832)	(5,621)	(8,830)
Other expense	(71)	(41)	(1,003)	(45)
Income tax benefit	—	1,205	2,062	2,818
Loss from discontinued operations	$(71)	$(2,668)	$(4,562)	$(6,057)

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$338,836	$—	$—	$338,836
Time deposits	—	5,596	—	5,596
Total	$338,836	$5,596	$—	$344,432

Liabilities:
Contingent consideration arrangements	$—	$—	$(24,829)	$(24,829)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$85,225	$—	$—	$85,225

Liabilities:
Contingent consideration arrangements	$—	$—	$(19,418)	$(19,418)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2017	2016
	Contingent Consideration Arrangements
	(In thousands)
Balance at April 1	$(21,821)	$(32,167)
Total net (losses) gains:
Fair value adjustments	(2,994)	755
Included in other comprehensive loss	(14)	(3,375)
Other	—	55
Balance at June 30	$(24,829)	$(34,732)

	Six Months Ended June 30,
	2017	2016
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(19,418)	$(28,993)
Total net losses:
Fair value adjustments	(4,338)	(2,406)
Included in other comprehensive loss	(1,073)	(5,281)
Fair value at date of acquisition	—	(185)
Other	—	2,133
Balance at June 30	$(24,829)	$(34,732)
Contingent consideration arrangements
As of June 30, 2017, there are four contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these arrangements is $91.2 million. The Company expects to make payments on two of the four contingent consideration arrangements and the aggregate fair value of these two arrangements at June 30, 2017 is $24.8 million.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at both June 30, 2017 and December 31, 2016 reflect a 12% discount rate.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2017 and December 31, 2016 includes a current portion of $23.7 million and $19.0 million, respectively, and non-current portion of $1.1 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At June 30, 2017 and December 31, 2016, the carrying values of the Company's investments accounted for under the cost method totaled $58.1 million and $55.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so. During the first quarter of each of 2017 and 2016, we recognized other-than-temporary impairment charges of $2.3 million and $0.7 million, respectively, related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. The fair value measurements of these impairments are based on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$(1,177,989)	$(1,256,472)	$(1,176,493)	$(1,244,641)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2017	December 31, 2016
	(In thousands)
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	$400,000	$400,000
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (a)	350,000	350,000
Total debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,801	5,245
Less: Unamortized debt issuance costs	12,382	13,434
Total long-term debt	$1,177,989	$1,176,493
______________________

(a)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to repay a portion of indebtedness outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2016 Senior Notes, together with accrued and unpaid interest thereon to the applicable redemption date.
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
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2017, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan and the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate on the Term Loan at June 30, 2017 is 4.37%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(157,088)	$(157,088)
Other comprehensive income	15,129	15,129
Balance at June 30	$(141,959)	$(141,959)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$(132,294)	$2,964	$(129,330)
Other comprehensive (loss) income before reclassifications	(1,530)	94	(1,436)
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net period other comprehensive loss	(1,530)	(2,964)	(4,494)
Balance at June 30	$(133,824)	$—	$(133,824)

	Six Months Ended June 30, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(176,384)	$(176,384)
Other comprehensive income	33,711	33,711
Amounts reclassified into earnings	714	714
Net current period other comprehensive income	34,425	34,425
Balance at June 30	$(141,959)	$(141,959)

	Six Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive income before reclassifications	5,960	94	6,054
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net period other comprehensive (loss) income	5,960	(2,964)	2,996
Balance at June 30	$(133,824)	$—	$(133,824)
At both June 30, 2017 and 2016, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$51,544	$51,544	$36,769	$36,769
Net earnings attributable to redeemable noncontrolling interests	(43)	(43)	(23)	(23)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	51,501	51,501	36,746	36,746
Loss from discontinued operations, net of tax	(71)	(71)	(2,668)	(2,668)
Net earnings attributable to Match Group, Inc. shareholders	$51,430	$51,430	$34,078	$34,078

Denominator
Basic weighted average common shares outstanding	258,973	258,973	249,296	249,296
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	47,860	—	18,680
Dilutive weighted average common shares outstanding	258,973	306,833	249,296	267,976

Earnings (loss) per share:
Earnings per share from continuing operations	$0.20	$0.17	$0.15	$0.14
Loss per share from discontinued operations, net of tax	$—	$—	$(0.01)	$(0.01)
Earnings per share attributable to Match Group, Inc. shareholders	$0.20	$0.17	$0.14	$0.13

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$76,099	$76,099	$47,377	$47,377
Net earnings attributable to redeemable noncontrolling interests	(54)	(54)	(90)	(90)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	76,045	76,045	47,287	47,287
Loss from discontinued operations, net of tax	(4,562)	(4,562)	(6,057)	(6,057)
Net earnings attributable to Match Group, Inc. shareholders	$71,483	$71,483	$41,230	$41,230

Denominator
Basic weighted average common shares outstanding	257,517	257,517	248,870	248,870
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	41,859	—	19,168
Dilutive weighted average common shares outstanding	257,517	299,376	248,870	268,038

Earnings (loss) per share:
Earnings per share from continuing operations	$0.30	$0.25	$0.19	$0.18
Loss per share from discontinued operations, net of tax	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$0.28	$0.24	$0.17	$0.15
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options or vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2017, 0.3 million and 5.0 million, potentially dilutive securities, respectively and for the three and six months ended June 30, 2016, 11.5 million and 11.8 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options ("PSOs") and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2017, 1.3 million and 2.0 million shares underlying market-based awards, PSOs and PSUs, respectively, and for the three and six months ended June 30, 2016, 10.1 million and 10.2 million shares underlying market-based awards, PSOs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

The increase in dilutive securities for the three and six months ended June 30, 2017 is primarily related to the adoption of ASU No. 2016-09 and an increase in the intrinsic value of outstanding equity awards at Match Group's wholly-owned Tinder business, based on a valuation of Tinder determined through a valuation process involving two investment banks. This process was conducted prior to the July 2017 conversion of all Tinder equity awards into Match Group options.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue
United States	$174,914	$168,024	$348,651	$331,803
All other countries	134,658	107,285	259,685	203,907
Total	$309,572	$275,309	$608,336	$535,710
The United States is the only country whose revenue is greater than 10 percent of total revenue for the three and six months ended June 30, 2017 and 2016.

	June 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$41,468	$41,747
All other countries	23,276	21,207
Total	$64,744	$62,954
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $14.2 million and $14.3 million as of June 30, 2017 and December 31, 2016, respectively.
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
The Company has entered into certain arrangements with IAC in the ordinary course of business, which have continued post IPO, for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, and discontinued subleasing as of December 31, 2016. For the three and six months ended June 30, 2017, the Company was charged $2.6 million and $5.4 million, respectively, and for the three and six months ended June 30, 2016, the Company was charged $3.2 million and $5.8 million, respectively, by IAC for services rendered pursuant to a services agreement (including the leasing of office space noted above). All such amounts were paid in full by the Company at June 30, 2017.
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
During the six months ended June 30, 2017, 0.5 million shares of Company common stock were issued to IAC pursuant to the employee matters agreement. These shares were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

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

•
Average Revenue Per Paying User ("ARPPU") - is Direct Revenue from paid members included in Average PMC in the relevant measurement period (whether in the form of subscription payments or à la carte payments) divided by the Average PMC in such period divided by the number of calendar days in such period.

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
Long-term debt:

•
Term Loan - The Company's seven-year term loan entered into on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, the Company issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to prepay a portion of the $790 million of indebtedness then outstanding under the Term Loan. On December 8, 2016, an additional $40 million principal prepayment was made and the outstanding balance was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. At June 30, 2017, a balance of $350 million is outstanding.

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
2017 Developments
In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction closed on March 31, 2017 and the results of the Non-dating segment have been included in discontinued operations. The Company's financial information for prior periods has been recast to conform to this presentation.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned Tinder business, which awards were primarily held by current and former Tinder employees, to stock options of Match Group (the "Tinder Equity Plan Settlement").
Second Quarter and Year to Date June 30, 2017 Consolidated Results
For the three months ended June 30, 2017, revenue, operating income, and Adjusted EBITDA grew 12%, 7% and 8%, respectively, compared to the three months ended June 30, 2016. Revenue growth was driven by an increase in Direct Revenue with strong contributions from Tinder, PlentyOfFish and Pairs. The growth in operating income and Adjusted EBITDA was due primarily to higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued product mix shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue. Operating income was further impacted by expense in the current period of $3.0 million from acquisition-related contingent consideration fair value adjustments compared to income of $0.8 million in the prior year and an increase in stock-based compensation of $3.0 million, partially offset by lower amortization of intangibles of $4.5 million.
For the six months ended June 30, 2017, revenue, operating income and Adjusted EBITDA grew 14%, 27% and 16%, respectively, compared to the six months ended June 30, 2016. Revenue, operating income, and Adjusted EBITDA increased due to the factors described above in the three-month discussion. Operating income was further impacted by a $10.8 million decrease in amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016, partially offset by an increase in stock-based compensation expense of $3.6 million, an increase in depreciation of $2.5 million due to growth in our business and an increase in acquisition-related contingent consideration fair value adjustments of $2.0 million.
Results of Operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	Change	% Change	2016	2017	Change	% Change	2016
	(In thousands, except ARPPU)
Direct Revenue:
North America	$180,483	$9,987	6%	$170,496	$357,845	$22,967	7%	$334,878
International	118,940	26,015	28%	92,925	229,330	51,759	29%	177,571
Total Direct Revenue	299,423	36,002	14%	263,421	587,175	74,726	15%	512,449
Indirect Revenue	10,149	(1,739)	(15)%	11,888	21,161	(2,100)	(9)%	23,261
Total Revenue	$309,572	$34,263	12%	$275,309	$608,336	$72,626	14%	$535,710

Percentage of Total Revenue:
Direct Revenue:
North America	58%			62%	59%			63%
International	39%			34%	38%			33%
Total Direct Revenue	97%			96%	97%			96%
Indirect Revenue	3%			4%	3%			4%
Total Revenue	100%			100%	100%			100%

Average PMC:
North America	3,503	192	6%	3,311	3,471	205	6%	3,266
International	2,598	608	31%	1,990	2,536	610	32%	1,926
Total	6,101	800	15%	5,301	6,007	815	16%	5,192

(Change calculated using non-rounded numbers)
ARPPU:
North America	$0.56		(1)%	$0.57	$0.56		—%	$0.56
International	$0.49		(4)%	$0.51	$0.49		(3)%	$0.50
Total	$0.53	$(0.01)	(3)%	$0.54	$0.53	$(0.01)	(2)%	$0.54

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016
North America Direct Revenue grew $10.0 million, or 6%, in 2017 versus 2016, driven by 6% growth in Average PMC, partially offset by a 1% decline in ARPPU. Average PMC growth was driven by higher beginning PMC and higher conversion of registrations to paid members. The decline in ARPPU was due to continued mix shift to brands with lower price points. The growth in revenue and Average PMC is primarily attributable to continued growth at Tinder and PlentyOfFish.
International Direct Revenue grew $26.0 million, or 28%, in 2017 versus 2016, primarily driven by 31% growth in Average PMC, partially offset by a 4% decline in ARPPU. Average PMC growth was driven by higher beginning PMC and higher registrations. The decline in ARPPU was due to foreign exchange impacts and continued mix shift to brands with lower price points. The growth in revenue and Average PMC is primarily attributable to continued growth at Tinder and growth in our Pairs brand in Japan and at PlentyOfFish.
Indirect Revenue declined $1.7 million due to lower ad impressions across all brands except Tinder.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016
North America Direct Revenue grew $23.0 million, or 7%, in 2017 versus 2016, driven by 6% growth in Average PMC. These increases were driven by the factors described above in the three-month discussion.
International Direct Revenue grew $51.8 million, or 29%, in 2017 versus 2016, primarily driven by 32% growth in Average PMC, partially offset by a 3% decline in ARPPU. Average PMC growth was driven by higher beginning PMC, higher registrations and higher conversion of registrations to paid members. The decline in ARPPU and the growth in revenue and Average PMC were driven by the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$62,665	$15,687	33%	$46,978
Percentage of revenue	20%			17%
Cost of revenue increased $15.7 million or 33%, primarily due to an increase in in-app purchase fees of $14.3 million and an increase in hosting fees of $1.3 million driven primarily by Tinder.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$121,513	$30,767	34%	$90,746
Percentage of revenue	20%			17%
Cost of revenue increased $30.8 million or 34%, driven by the factors described above in the three-month discussion.

Selling and marketing expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$87,713	$3,950	5%	$83,763
Percentage of revenue	28%			30%
Selling and marketing expense increased $4.0 million, or 5%, but declined as a percentage of revenue. The increase in total selling and marketing expense is primarily due to strategic marketing investments in certain international markets at our Tinder business, partially offset by a reduction in marketing spend at our affinity brands. The decline as a percentage of revenue is due primarily to a continued product mix shift towards brands with lower marketing spend as a percentage of revenue and continued reduction in marketing spend at our affinity brands.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$194,836	$1,569	1%	$193,267
Percentage of revenue	32%			36%
Selling and marketing expense increased $1.6 million, or 1%, but declined as a percentage of revenue driven by the factors described above in the three-month discussion.
General and administrative expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$43,871	$8,526	24%	$35,345
Percentage of revenue	14%			13%
General and administrative expense increased $8.5 million, or 24%, driven primarily by the change in acquisition-related contingent consideration fair value adjustments, an increase of $3.0 million in compensation due to increased headcount and stock-based compensation, and the inclusion in 2017 of $2.7 million in professional fees primarily related to the Tinder Equity Plan Settlement (see "Financial Position, Liquidity and Capital Resources" for additional information on this event). The increase in stock-based compensation of $1.6 million is primarily due to an increase in expense related to a subsidiary denominated equity award issued to a non-employee. The increase in acquisition-related contingent consideration fair value adjustment, as 2017 includes expense of $3.0 million compared to income of $0.8 million in 2017, is due to changes to the estimated payout of the liability.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$87,781	$13,412	18%	$74,369
Percentage of revenue	14%			14%
General and administrative expense increased $13.4 million, or 18%, driven primarily by an increase of $6.8 million in compensation, the inclusion in 2017 of $2.7 million in professional fees related to the Tinder Equity Plan Settlement, and an increase of $1.9 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation is due to a $4.3 million increase in stock-based compensation expense primarily due to increased expense related to a subsidiary denominated equity award issued to a non-employee, new grants issued since the prior year period, and an increase in headcount from business growth. The increase in acquisition related contingent consideration fair value adjustments was driven by the factors described above in the three-month discussion.
Product development expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$24,061	$4,408	22%	$19,653
Percentage of revenue	8%			7%
Product development expense increased $4.4 million, or 22%, in 2017 versus 2016, driven primarily by an increase of $3.7 million in compensation. The increase in compensation is composed of an increase of $2.7 million from headcount and an increase of $1.0 million in stock-based compensation expense due primarily to new grants issued since the prior year period.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$46,081	$4,988	12%	$41,093
Percentage of revenue	8%			8%
Product development expense increased $5.0 million, or 12%, in 2017 versus 2016, driven primarily by an increase of $3.8 million in compensation composed of a $5.0 million increase due primarily to higher headcount at Tinder, partially offset by a decrease in stock-based compensation of $1.2 million primarily due to the modification of certain equity awards in 2016.

Depreciation
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$7,883	$707	10%	$7,176
Percentage of revenue	3%			3%
Depreciation increased $0.7 million, or 10%, in 2017 versus 2016, driven by an increase in computer hardware, internally developed software and leasehold improvements as we continue to grow our business.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$15,472	$2,545	20%	$12,927
Percentage of revenue	3%			2%
Depreciation increased $2.5 million, or 20%, in 2017 versus 2016, driven by the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Operating income	$82,975	$5,475	7%	$77,500	$141,846	$30,160	27%	$111,686
Percentage of revenue	27%			28%	23%			21%

Adjusted EBITDA	$109,910	$8,451	8%	$101,459	$196,141	$27,408	16%	$168,733
Percentage of revenue	36%			37%	32%			31%
For a reconciliation of operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see "Match Group, Inc.'s Principles of Financial Reporting."
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016
Operating income and Adjusted EBITDA increased $5.5 million, or 7%, and $8.5 million, or 8%, respectively, in 2017 versus 2016, primarily as a result of the increase in revenue of $34.3 million and a decrease in selling and marketing expense as a percentage of revenue, partially offset by an increase in cost of revenue, general and administrative expense and product development expense. Operating income was further impacted by an increase in acquisition-related contingent consideration fair value adjustments as 2017 included expense of $3.0 million compared to income of $0.8 million in 2016 and an increase in stock-based compensation of $3.0 million, partially offset by a decrease of $4.5 million in the amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016.
At June 30, 2017, there was $104.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016
Operating income and Adjusted EBITDA increased $30.2 million, or 27%, and $27.4 million, or 16%, respectively, in 2017 versus 2016, primarily as a result of the increase in revenue of $72.6 million and a decrease in selling and marketing expense as a percentage of revenue, partially offset by an increase in general and administrative expense, product development expense and cost of revenue. Operating income was further impacted by a $10.8 million decrease in the amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016, partially offset by an increase in stock-based compensation expense of $3.6 million, an increase in depreciation of $2.5 million due to growth in our business and an increase in acquisition-related contingent consideration fair value adjustments of $1.9 million.
Interest expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$19,072	$(1,546)	(7)%	$20,618
Interest expense decreased primarily due to the reduction of the outstanding balance in the Term Loan and the December 2016 repricing of the Term Loan, which reduced the contractual interest rates, partially offset by the issuance of the 2016 Senior Notes in June 2016, which bear interest at a higher fixed rate of interest than the Term Loan.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$38,022	$(3,000)	(7)%	$41,022
Interest expense decreased primarily due the factors described above in the three-month discussion.
Other expense, net
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other expense, net	$(9,550)	$(4,321)	83%	$(5,229)
Other expense, net in 2017 includes expenses of $8.0 million related to a mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees and $2.1 million in net foreign currency exchange losses.
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the prepayment of $400 million of the Term Loan and $2.2 million related to a mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees, partially offset by $4.8 million in net foreign currency exchange gains and a $3.1 million pre-tax gain on the sale of a marketable security.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other expense, net	$(15,528)	$(13,883)	NM	$(1,645)
________________________
NM = not meaningful
Other expense, net in 2017 includes expenses of $10.6 million related to a mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees, $3.4 million in net foreign currency exchange losses and a $2.3 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee.
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs as described above in the three-month discussion, a $3.4 million mark-to-market adjustment pertaining to subsidiary denominated equity awards issued to non-employees, and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the near-term prospects and financial condition of the investee, partially offset by $9.5 million in net foreign currency exchange gains and a $3.1 million pre-tax gain on the sale of a marketable security.
Income tax provision
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax provision	$2,809	$(12,075)	(81)%	$14,884
Effective income tax rate	5%			29%
The 2017 effective income tax rate is lower than the statutory rate of 35% due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, and foreign income taxed at lower rates. Under ASU No. 2016-09, excess tax benefits generated upon the settlement or exercise of stock-based awards of $16.8 million in the second quarter of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate was lower than the statutory rate of 35% due to foreign income taxed at lower rates and a non-taxable gain on the sale of marketable securities, partially offset by nondeductible stock-based compensation for foreign employees.
We expect the third quarter and full year income tax provision to be impacted by employees exercising appreciated stock options which will create an income tax benefit due to the same application of ASU No. 2016-09 as discussed above, which could be significant depending on the volume of exercise activity.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax provision	$12,197	$(9,445)	(44)%	$21,642
Effective income tax rate	14%			31%
The 2017 effective income tax rate is lower than the statutory rate of 35% due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, and foreign income taxed at lower rates. Under ASU No. 2016-09, excess tax benefits generated upon the settlement or exercise of stock-based awards of $18.3 million in the first six months of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate was lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates, and a non-taxable gain on the sale of marketable securities, partially offset by nondeductible stock-based compensation for foreign employees.
For further details of income tax matters see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

MATCH GROUP, INC.'S PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue excluding foreign exchange impact, both of which are supplemental measures to U.S. generally accepted accounting principles ("GAAP"). The Adjusted EBITDA measure is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based and by which management is compensated. Revenue excluding foreign exchange impact provides a comparable framework for assessing how our business performed in light of the effect of exchange rate differences when compared to prior periods. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.
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
Non-Cash Expenses That Are Excluded From Match Group's Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included in dilution only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon the vesting of RSUs, performance-based RSUs and market-based awards, the awards are settled on a net basis, with the Company remitting the required tax-withholding amount from its current funds. Certain awards provide the employee the option to pay the applicable strike price and withholding taxes or to allow for the award to be net settled.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names and technology are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

The following tables reconcile operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2017
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$82,975	$15,654	$7,883	$404	$2,994	$109,910
Interest expense	(19,072)
Other expense, net	(9,550)
Earnings from continuing operations, before tax	54,353
Income tax provision	(2,809)
Net earnings from continuing operations	51,544
Loss from discontinuing operations, net of tax	(71)
Net earnings	51,473
Net earnings attributable to redeemable noncontrolling interests	(43)
Net earnings attributable to Match Group, Inc. shareholders	$51,430

	Three Months Ended June 30, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$77,500	$12,644	$7,176	$4,894	$(755)	$101,459
Interest expense	(20,618)
Other expense, net	(5,229)
Earnings from continuing operations, before tax	51,653
Income tax provision	(14,884)
Net earnings from continuing operations	36,769
Loss from discontinuing operations, net of tax	(2,668)
Net earnings	34,101
Net earnings attributable to redeemable noncontrolling interests	(23)
Net earnings attributable to Match Group, Inc. shareholders	$34,078

	Six Months Ended June 30, 2017
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$141,846	$33,678	$15,472	$807	$4,338	$196,141
Interest expense	(38,022)
Other expense, net	(15,528)
Earnings from continuing operations, before tax	88,296
Income tax provision	(12,197)
Net earnings from continuing operations	76,099
Loss from discontinuing operations, net of tax	(4,562)
Net earnings	71,537
Net earnings attributable to redeemable noncontrolling interests	(54)
Net earnings attributable to Match Group, Inc. shareholders	$71,483

	Six Months Ended June 30, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$111,686	$30,092	$12,927	$11,622	$2,406	$168,733
Interest expense	(41,022)
Other expense, net	(1,645)
Earnings from continuing operations, before tax	69,019
Income tax provision	(21,642)
Net earnings from continuing operations	47,377
Loss from discontinuing operations, net of tax	(6,057)
Net earnings	41,320
Net earnings attributable to redeemable noncontrolling interests	(90)
Net earnings attributable to Match Group, Inc. shareholders	$41,230
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on Match Group, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding the effects from foreign exchange, in addition to reported revenue, helps improve the ability to understand Match Group's performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group's core operating results.

Revenue excluding foreign exchange effects compares results between periods as if exchange rates had remained constant period over period. Revenue, excluding foreign exchange effects is calculated by translating current period revenues using prior period exchange rates. The percentage change in revenue, excluding foreign exchange effects is calculated by determining the change in current period revenues over prior period revenues where current period revenues are translated using prior period exchange rates.
The following table presents the impact of foreign exchange on total revenue and International ARPPU for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$309,572	$34,263	12%	$275,309
Foreign exchange effects	5,028
Revenue excluding foreign exchange effects	$314,600	$39,291	14%	$275,309

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.49		(4)%	$0.51
Foreign exchange effects	0.02
International ARPPU, excluding foreign exchange effects	$0.51		—%	$0.51

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$608,336	$72,626	14%	$535,710
Foreign exchange effects	8,504
Revenue excluding foreign exchange effects	$616,840	$81,130	15%	$535,710

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.49		(3)%	$0.50
Foreign exchange effects	0.02
International ARPPU, excluding foreign exchange effects	$0.51		1%	$0.50

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States (a)	$310,058	$114,035
All other countries (b)	182,647	139,616
Total cash and cash equivalents	492,705	253,651

Long-term debt:
2016 Senior Notes	$400,000	$400,000
2015 Senior Notes	445,172	445,172
Term Loan due November 16, 2022 (c)	350,000	350,000
Total long-term debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,801	5,245
Less: Unamortized debt issuance costs	12,382	13,434
Total long-term debt	$1,177,989	$1,176,493
______________________

(a)	Domestically, cash equivalents include AAA rated government money market funds.

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

Senior Notes:
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% of Senior Notes due June 1, 2024.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2017, Match Group was in compliance with all applicable covenants.
Neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10.0 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan and, as a result, quarterly principal payments of $10.0 million under the Term Loan are no longer due. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan and the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate at June 30, 2017 is 4.37%. Interest payments are due at least semi-annually through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At June 30, 2017, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2015 and 2016 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At June 30, 2017, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$153,219	$120,383
Net cash provided by (used in) investing activities attributable to continuing operations	76,276	(3,097)
Net cash provided by (used in) financing activities attributable to continuing operations	10,982	(25,636)
2017
Adjustments to earnings primarily consist of $33.7 million of stock-based compensation expense, $15.5 million of depreciation, $4.3 million of acquisition-related contingent consideration fair value adjustments, $0.8 million of amortization of intangibles, and $7.9 million in other adjustments that consist primarily of a non-cash other-than-temporary impairment on a cost method investment of $2.3 million and net foreign currency losses of $3.5 million. Partially offsetting these adjustments was deferred income taxes of $3.9 million. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and accrued expenses and other liabilities of $22.9 million, due mainly to the timing of payments, including interest payments, increase in income taxes payable of $8.5 million due to timing of tax payments, and an increase in deferred revenue of $9.9 million, due mainly to growth in membership revenue. These increases were partially offset by decreases in cash from other assets of $10.3 million primarily related to the prepayment of certain expenses and decreases in cash from increases in accounts receivable of $12.2 million primarily related to revenue increasingly sourced through mobile app stores.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.1 million from the sale of a business partially offset by capital expenditures of $14.8 million that are primarily related to internal development of software to support our products and services and the purchase of a long-term investment of $5.1 million.
Net cash provided by financing activities attributable to continuing operations in 2017 is from the issuance of common stock pursuant to stock-based awards, net of withholding taxes.
2016
Adjustments to earnings primarily consist of $30.1 million of stock-based compensation expense, $11.6 million of amortization of intangibles, $12.9 million of depreciation, and $2.4 million of acquisition-related contingent consideration fair value adjustments, partially offset by deferred income taxes of $4.6 million. The increase in cash from changes from working capital is due primarily to an increase in deferred revenue of $17.3 million, due mainly to growth in membership revenue and an increase in taxes payable of $15.0 million. These increases were partially offset by decreases in accounts payable and accrued expenses and other current liabilities of $9.9 million and a decrease in other assets of $12.1 million. The decrease in accounts payable and accrued expenses and other current liabilities is primarily due to the timing of payments. The increase in the use of cash for other assets is primarily related to the prepayment of certain expenses.
Net cash used in investing activities attributable to continuing operations in 2016 consists primarily of capital expenditures of $19.0 million, primarily related to the internal development of software to support our products and services, as well as leasehold improvements, partially offset by the proceeds of $11.7 million from the sale of a marketable security.
Net cash used in financing activities attributable to continuing operations in 2016 primarily relates to the payment of $410.0 million toward the Term Loan, of which $400.0 million was financed by the issuance of the 2016 Senior Notes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on October 7, 2020. At June 30, 2017, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2017 capital expenditures will be approximately $30 million, a decrease from the 2016 capital expenditures primarily due to the completion of our new corporate headquarters and relocation of a data center during 2016.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, including the payment of withholding taxes on behalf of employees for net-settled Company equity awards, capital expenditures, debt service, investing, and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services.

In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We did not repurchase any shares related to this repurchase authorization during the quarter ended June 30, 2017.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options at a value determined through a process involving two investment banks.  To the extent these Match Group options are net settled, upon exercise, we will make cash tax withholding payments related to the settlement of such options.  These payments may be significant and will vary based on the ultimate number of awards exercised, the intrinsic value of the awards upon exercise and the relevant withholding tax rates.  Whether net settlement occurs or not, we expect a reduction in future corporate income taxes by virtue of the corporate income tax deduction we will recognize based on the intrinsic value of the options at exercise.  However, the timing of the realization of the cash benefit of the income tax deduction may be delayed because it is dependent upon the amount and timing of future taxable income and the timing of estimated tax payments.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions, make capital expenditures or invest in other areas, such as developing properties and exploiting business opportunities. As of June 30, 2017, IAC owns 81.1% of our outstanding shares of capital stock and has 97.7% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
With the sale of The Princeton Review on March, 31, 2017, our operating lease commitments as of December 31, 2016, were reduced by $18.1 million. Other than this change, at June 30, 2017 there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At June 30, 2017, the Company's outstanding debt was $1.2 billion, which consists of a $350 million Term Loan, which bears interest at a variable rate, and $845.2 million of Senior Notes, which bear interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $42.6 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan bears interest at LIBOR plus 3.25%. As of June 30, 2017, the rate in effect was 4.37%. If LIBOR were to increase by 100 basis points, then the annual interest expense and payments on the Term Loan would increase by $3.5 million. If LIBOR were to decrease by 100 basis points, the effective interest rate would decrease by 37 basis points to the LIBOR floor of 0.75% and the annual interest expense and payments in the current year would decrease by $1.3 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound, among other currencies. For the three and six months ended June 30, 2017, the impact on revenue for all foreign currencies was $5.0 million and $8.5 million, respectively. For a reconciliation of Revenue excluding foreign exchange effects, see "Match Group, Inc.'s Principles of Financial Reporting."
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Employee Matters Agreement dated as of November 24, 2015, by and between IAC/InterActiveCorp (“IAC”) and the Company, as amended effective as of April 13, 2016 (the “Employee Matters Agreement”), provides, among other things, that with respect to equity awards denominated in shares of certain of the Company’s subsidiaries, IAC may elect to cause such equity awards to be settled in either shares of IAC common stock, par value $0.001 (“IAC Common Stock”) or Company common stock, par value $0.001 (“Company Common Stock”) and, to the extent that shares of IAC Common Stock are issued in settlement of such equity awards, the Company will reimburse IAC for the cost of such shares of IAC Common Stock by issuing additional shares of Company Common Stock to IAC. The Employee Matters Agreement also provides that the Company will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees and that IAC may elect to receive payment either in cash or Company Common Stock.

On August 3, 2017, 1,003,664 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
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

Exhibit Number	Description	Location
10.1	First Amendment to the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)
10.2	Match Group, Inc. 2017 Stock and Annual Incentive Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2017.
10.3	First Amendment to the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)
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

August 4, 2017	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	August 4, 2017
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