Form 10-K/A
period 2016-12-31
Match Group, Inc.
filed 2017-08-25
CIK 1575189

Table of Contents

As filed with the Securities and Exchange Commission on August 25, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note
Match Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the annual period ended December 31, 2016, originally filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017 (the “Original Form 10-K”), to add the internal control over financial reporting language in the introductory portion of paragraph 4 and 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-K. Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected Section 302 Certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.
Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment No.1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. The filing of this Amendment No. 1 is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 15. Exhibits and Financial Statement Schedules
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

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
_______________________________________________________________________________

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 25, 2017	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer