Form 10-Q
period 2017-09-30
Match Group, Inc.
filed 2017-11-09
CIK 1575189

As filed with the Securities and Exchange Commission on November 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 3, 2017, the following shares of the registrant's common stock were outstanding:

Common Stock	63,228,514
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	273,147,916
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 3, 2017 was $1,342,953,676. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$157,576	$253,651
Accounts receivable, net of allowance of $775 and $676, respectively	108,659	63,853
Assets of a business held for sale	—	133,272
Other current assets	45,847	39,618
Total current assets	312,082	490,394
Property and equipment, net of accumulated depreciation and amortization of $89,482 and $70,667, respectively	62,934	62,954
Goodwill	1,250,113	1,206,447
Intangible assets, net of accumulated amortization of $11,414 and $9,350, respectively	230,670	217,682
Deferred income taxes	245,549	5,286
Long-term investments	62,159	55,355
Other non-current assets	12,018	10,560
TOTAL ASSETS	$2,175,525	$2,048,678
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$18,311	$7,357
Deferred revenue	196,568	161,124
Liabilities of a business held for sale	—	37,058
Accrued expenses and other current liabilities	126,001	108,720
Total current liabilities	340,880	314,259
Long-term debt	1,253,998	1,176,493
Income taxes payable	8,382	9,126
Deferred income taxes	29,297	25,339
Other long-term liabilities	14,968	20,877
Redeemable noncontrolling interests	5,947	6,062
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 63,099,199 and 45,797,402 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	63	46
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	89,030	490,587
Retained earnings	541,234	182,063
Accumulated other comprehensive loss	(108,484)	(176,384)
Total Match Group, Inc. shareholders' equity	522,053	496,522
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,175,525	$2,048,678
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$343,418	$287,530	$951,754	$823,240
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	72,044	50,770	193,557	141,516
Selling and marketing expense	94,870	87,889	289,706	281,156
General and administrative expense	49,940	30,014	137,721	104,383
Product development expense	27,008	17,345	73,089	58,438
Depreciation	8,147	7,192	23,619	20,119
Amortization of intangibles	401	3,382	1,208	15,004
Total operating costs and expenses	252,410	196,592	718,900	620,616
Operating income	91,008	90,938	232,854	202,624
Interest expense	(19,548)	(20,850)	(57,570)	(61,872)
Other (expense) income, net	(9,925)	6,034	(25,453)	4,389
Earnings from continuing operations, before tax	61,535	76,122	149,831	145,141
Income tax benefit (provision)	226,236	(19,973)	214,039	(41,615)
Net earnings from continuing operations	287,771	56,149	363,870	103,526
(Loss) income from discontinued operations, net of tax	(85)	555	(4,647)	(5,502)
Net earnings	287,686	56,704	359,223	98,024
Net loss (earnings) attributable to redeemable noncontrolling interests	2	(294)	(52)	(384)
Net earnings attributable to Match Group, Inc. shareholders	$287,688	$56,410	$359,171	$97,640

Net earnings per share from continuing operations:
Basic	$1.08	$0.22	$1.39	$0.41
Diluted	$0.98	$0.21	$1.22	$0.38
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.08	$0.22	$1.38	$0.39
Diluted	$0.98	$0.21	$1.21	$0.36

Stock-based compensation expense by function:
Cost of revenue	$430	$378	$1,246	$1,093
Selling and marketing expense	1,146	853	3,253	2,555
General and administrative expense	12,669	7,479	35,740	26,250
Product development expense	5,704	2,008	13,388	10,912
Total stock-based compensation expense	$19,949	$10,718	$53,627	$40,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net earnings	$287,686	$56,704	$359,223	$98,024
Other comprehensive income, net of tax
Change in foreign currency translation adjustment (a)	33,750	1,086	68,440	7,045
Change in fair value of available-for-sale securities (b)	—	—	—	(2,964)
Total other comprehensive income	33,750	1,086	68,440	4,081
Comprehensive income	321,436	57,790	427,663	102,105
Comprehensive income attributable to redeemable noncontrolling interests	(273)	(359)	(592)	(448)
Comprehensive income attributable to Match Group, Inc. shareholders	$321,163	$57,431	$427,071	$101,657
______________________

(a)	The nine months ended September 30, 2017 includes amounts reclassified out of other comprehensive income into earnings. See "Note 6—Accumulated Other Comprehensive Loss" for additional information.

(b)
The nine months ended September 30, 2016 includes unrealized gains reclassified out of other comprehensive income into earnings. See "Note 6—Accumulated Other Comprehensive Loss" for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2017

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2016	$6,062	$46	45,797	$210	209,919	$490,587	$182,063	$(176,384)	$496,522
Net earnings for the nine months ended September 30, 2017	52	—	—	—	—	—	359,171	—	359,171
Other comprehensive income, net of tax	540	—	—	—	—	—	—	67,900	67,900
Stock-based compensation expense	—	—	—	—	—	39,141	—	—	39,141
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,164	—	—	(243,239)	—	—	(243,233)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	11	11,138	—	—	(197,566)	—	—	(197,555)
Purchase of redeemable noncontrolling interests	(436)	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(107)	—	—	—	—	107	—	—	107
Other	(164)	—	—	—	—	—	—	—	—
Balance as of September 30, 2017	$5,947	$63	63,099	$210	209,919	$89,030	$541,234	$(108,484)	$522,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$363,870	$103,526
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	53,627	40,810
Depreciation	23,619	20,119
Amortization of intangibles	1,208	15,004
Deferred income taxes	(239,796)	(3,123)
Acquisition-related contingent consideration fair value adjustments	4,397	(2,723)
Other adjustments, net	16,578	(1,706)
Changes in assets and liabilities
Accounts receivable	(42,902)	(2,640)
Other assets	(9,001)	(11,741)
Accounts payable and accrued expenses and other current liabilities	15,399	5,244
Income taxes payable	11,923	7,166
Deferred revenue	30,717	25,538
Net cash provided by operating activities attributable to continuing operations	229,639	195,474
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(456)
Capital expenditures	(21,638)	(36,983)
Proceeds from the sale of a business, net	96,144	—
Proceeds from sale of a marketable security	—	11,716
Purchase of investments	(9,076)	(500)
Other, net	41	4,600
Net cash provided by (used in) investing activities attributable to continuing operations	65,471	(21,623)
Cash flows from financing activities attributable to continuing operations:
Term Loan borrowings	75,000	—
Proceeds from bond offering	—	400,000
Principal payments on Term Loan	—	(410,000)
Debt issuance costs	(1,814)	(5,048)
Proceeds from issuance of common stock pursuant to stock-based awards	57,705	30,246
Cash payments to purchase fully vested equity awards and pay withholding taxes on behalf of employees on net settled stock-based awards	(501,437)	(29,779)
Purchase of redeemable noncontrolling interests	(436)	(1,129)
Acquisition-related contingent consideration payments	(23,429)	—
Other, net	(165)	(12,181)
Net cash used in financing activities attributable to continuing operations	(394,576)	(27,891)
Total cash (used in) provided by continuing operations	(99,466)	145,960
Net cash used in operating activities attributable to discontinued operations	(6,061)	(643)
Net cash used in investing activities attributable to discontinued operations	(471)	(3,470)
Total cash used in discontinued operations	(6,532)	(4,113)
Effect of exchange rate changes on cash and cash equivalents	9,923	1,134
Net (decrease) increase in cash and cash equivalents	(96,075)	142,981
Cash and cash equivalents at beginning of period	253,651	88,173
Cash and cash equivalents at end of period	$157,576	$231,154
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
At September 30, 2017, IAC/InterActiveCorp's ("IAC") ownership interest and voting interest in Match Group were 81.3% and 97.6%, respectively.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015, 2016 and 2017; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients.
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
While the Company’s evaluation of the impact the adoption of ASU No. 2014-09 on its consolidated financial statements continues, it has progressed to the point where we have reached certain determinations. The Company will adopt ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. The Company’s assessment of the accounting for mobile app store fees incurred in connection with obtaining members is still preliminary and ongoing. The Company currently capitalizes these costs and amortizes them over the period of the applicable membership periods, which generally range from one to six months. The Company’s initial conclusions in applying ASU No. 2014-09 to these costs were: (1) these costs represent the incremental direct costs of obtaining a membership contract and (2) would, therefore, continue to be capitalized and amortized as incurred. The Company is reassessing this conclusion in light of its finding that there are divergent and evolving interpretations of the correct application of ASU No. 2014-09 to these costs. The total capitalized mobile app store fees were $19.8 million as of September 30, 2017. The Company does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated financial statements and does not expect to record a material adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU 2016-02 effective January 1, 2019. The Company is currently evaluating the impact that the adoption of this standard update will have on its consolidated financial statements.
Accounting Pronouncement adopted by the Company
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of
Modification Accounting, which provides guidance about the changes to the terms and conditions of a share-based payment award for which an entity is required to apply modification accounting in "Stock Compensation (Topic 718)." The provisions of ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date. The Company early adopted the provisions of ASU No. 2017-09 during

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

the third quarter of 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the nine months ended September 30, 2017 was $263.6 million. Excess tax benefits of $25.9 million for the nine months ended September 30, 2016 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method whereas they previously were included in this calculation; this change increased fully diluted shares by approximately 8.3 million and 2.7 million shares for the three and nine months ended September 30, 2017. The Company continues to account for forfeitures using an estimated forfeiture rate.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
Match Group is included within IAC's tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current income tax provision and deferred income tax benefit have been computed for Match Group on an as if stand-alone, separate return basis. Match Group's payments to IAC for its share of IAC's consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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
For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit from continuing operations of $226.2 million and $214.0 million, respectively. The income tax benefit for the three and nine months ended September 30, 2017 is due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $245.3 million and $263.6 million are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital in the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company recorded an income tax provision from continuing operations of $20.0 million and $41.6 million, respectively, which represents effective income tax rates of 26% and 29%, respectively. The effective tax rate for the three months ended September 30, 2016 is lower than the statutory rate of 35% due principally to foreign income taxed at lower rates and the non-taxable gain on contingent consideration fair value adjustments. The effective tax rate for the nine months ended September 30, 2016 is lower than the statutory rate of 35% due principally to foreign income taxed at lower rates.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2017 and December 31, 2016, the Company had accrued $1.7 million and $1.5 million, respectively, for the payment of interest. At September 30, 2017 and December 31, 2016, the Company has accrued $1.5 million and $1.6 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC's federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2013 has been extended to June 30, 2018. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At both September 30, 2017 and December 31, 2016, unrecognized tax benefits, including interest and penalties, were $27.4 million. At September 30, 2017 and December 31, 2016, approximately $18.2 million and $17.7 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at September 30, 2017 are subsequently recognized, $24.8 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $25.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $14.8 million within twelve months of September 30, 2017, due to expirations of statutes of limitations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable.  As of September 30, 2017, the Company has a gross deferred tax asset of $257.4 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 3—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized a loss on the sale of the business of $1.2 million, which is reported within discontinued operations.
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
The key components of (loss) income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue	$—	$28,917	$23,980	$79,609
Operating costs and expenses	—	(28,101)	(29,601)	(87,623)
Operating income (loss)	—	816	(5,621)	(8,014)
Other (expense) income	(168)	110	(1,171)	65
Income tax benefit (expense)	83	(371)	2,145	2,447
(Loss) income from discontinued operations	$(85)	$555	$(4,647)	$(5,502)

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$40,895	$—	$—	$40,895
Time deposits	—	5,942	—	5,942
Total	$40,895	$5,942	$—	$46,837

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,792)	$(1,792)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$85,225	$—	$—	$85,225

Liabilities:
Contingent consideration arrangements	$—	$—	$(19,418)	$(19,418)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2017	2016
	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$(24,829)	$(34,732)
Total net (losses) gains:
Fair value adjustments	(59)	5,129
Included in other comprehensive loss	(333)	(332)
Settlements	23,429	—
Balance at September 30	$(1,792)	$(29,935)

	Nine Months Ended September 30,
	2017	2016
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(19,418)	$(28,993)
Total net (losses) gains:
Fair value adjustments	(4,397)	2,723
Included in other comprehensive loss	(1,406)	(5,613)
Fair value at date of acquisition	—	(185)
Settlements	23,429	—
Other	—	2,133
Balance at September 30	$(1,792)	$(29,935)
Contingent consideration arrangements
As of September 30, 2017, there is one contingent consideration arrangement related to a business acquisition. The maximum contingent payment related to this arrangement is $3.0 million and the gross fair value of this arrangement, before the unamortized discount, at September 30, 2017 is $2.1 million.
The sole remaining contingent consideration arrangement is based upon earnings performance. Previous contingent consideration arrangements were based upon earnings performance and/or operating metrics. The Company determined the fair value of the contingent consideration arrangement by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangement is long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both September 30, 2017 and December 31, 2016 reflect a 12% discount rate.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2017 and December 31, 2016 includes a

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

current portion of $0.6 million and $19.0 million, respectively, and non-current portion of $1.2 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At September 30, 2017 and December 31, 2016, the carrying values of the Company's investments accounted for under the cost method totaled $62.2 million and $55.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so. During the first quarter of each of 2017 and 2016, we recognized other-than-temporary impairment charges of $2.3 million and $0.7 million, respectively, related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. The fair value measurements of these impairments are based on Level 3 inputs.
On October 23, 2017, a cost method investment with a carrying value of $51.1 million was sold for net cash proceeds of $60.2 million resulting in a pre-tax gain of $9.1 million, which will be recognized in the fourth quarter of 2017.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$(1,253,998)	$(1,322,039)	$(1,176,493)	$(1,244,641)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2017	December 31, 2016
	(In thousands)
6.375% Senior Notes due June 1, 2024 (the "2016 Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	$400,000	$400,000
6.75% Senior Notes due December 15, 2022 (the "2015 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Term Loan due November 16, 2022 (a)	425,000	350,000
Total debt	1,270,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,470	5,245
Less: Unamortized debt issuance costs	11,704	13,434
Total long-term debt	$1,253,998	$1,176,493
______________________

(a)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be September 15, 2022, the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to repay a portion of indebtedness then outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2016 Senior Notes, together with accrued and unpaid interest thereon to the applicable redemption date.
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
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2017, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with the financial ratio set forth in the indenture, and (ii)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

incur liens, enter into agreements restricting the ability of the Company's subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan and the remaining outstanding balance of $350 million was repriced. On August 14, 2017, the Company borrowed an additional $75 million on the Term Loan and the outstanding balance of $425 million, which is due at maturity, was repriced. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement. The Term Loan bears interest, at our option, at a base rate or LIBOR, plus 1.50% or 2.50%, respectively, and in the case of LIBOR, a floor of 0.00%. The interest rate on the Term Loan at September 30, 2017 is 3.81%. Interest payments are due at least quarterly through the term of the loan.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At September 30, 2017 and December 31, 2016, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at July 1	$(141,959)	$(141,959)
Other comprehensive income	33,475	33,475
Balance at September 30	$(108,484)	$(108,484)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at July 1	$(133,824)	$(133,824)
Other comprehensive income	1,021	1,021
Balance at September 30	$(132,803)	$(132,803)

	Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(176,384)	$(176,384)
Other comprehensive income	67,186	67,186
Amounts reclassified into earnings	714	714
Net current period other comprehensive income	67,900	67,900
Balance at September 30	$(108,484)	$(108,484)

	Nine Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain on Available-For-Sale Security	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive income before reclassifications	6,981	94	7,075
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net period other comprehensive (loss) income	6,981	(2,964)	4,017
Balance at September 30	$(132,803)	$—	$(132,803)
At both September 30, 2017 and 2016, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$287,771	$287,771	$56,149	$56,149
Net loss (earnings) attributable to redeemable noncontrolling interests	2	2	(294)	(294)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	287,773	287,773	55,855	55,855
(Loss) earnings from discontinued operations, net of tax	(85)	(85)	555	555
Net earnings attributable to Match Group, Inc. shareholders	$287,688	$287,688	$56,410	$56,410

Denominator
Basic weighted average common shares outstanding	267,487	267,487	253,176	253,176
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	25,573	—	16,848
Dilutive weighted average common shares outstanding	267,487	293,060	253,176	270,024

Earnings (loss) per share:
Earnings per share from continuing operations	$1.08	$0.98	$0.22	$0.21
(Loss) earnings per share from discontinued operations, net of tax	$(0.00)	$(0.00)	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$1.08	$0.98	$0.22	$0.21

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$363,870	$363,870	$103,526	$103,526
Net earnings attributable to redeemable noncontrolling interests	(52)	(52)	(384)	(384)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	363,818	363,818	103,142	103,142
Loss from discontinued operations, net of tax	(4,647)	(4,647)	(5,502)	(5,502)
Net earnings attributable to Match Group, Inc. shareholders	$359,171	$359,171	$97,640	$97,640

Denominator
Basic weighted average common shares outstanding	260,876	260,876	250,316	250,316
Dilutive securities including subsidiary denominated equity, stock options and RSU awards (a)(b)	—	36,431	—	18,394
Dilutive weighted average common shares outstanding	260,876	297,307	250,316	268,710

Earnings (loss) per share:
Earnings per share from continuing operations	$1.39	$1.22	$0.41	$0.38
Loss per share from discontinued operations, net of tax	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$1.38	$1.21	$0.39	$0.36
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options or vesting of restricted stock units ("RSUs"). For the three and nine months ended September 30, 2017, 2.9 million and 4.4 million, potentially dilutive securities, respectively, and for the three and nine months ended September 30, 2016, 0.8 million and 11.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options ("PSOs") and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs is dilutive for the respective reporting periods. For each of the three and nine months ended September 30, 2017, 4.5 million shares underlying market-based awards, PSOs and PSUs and for each of the three and nine months ended September 30, 2016, 7.1 million shares underlying market-based awards, PSOs and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—GEOGRAPHIC AND BUSINESS INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue
United States	$183,727	$172,148	$532,378	$503,951
All other countries	159,691	115,382	419,376	319,289
Total	$343,418	$287,530	$951,754	$823,240
The United States is the only country whose revenue is greater than 10 percent of total revenue for the three and nine months ended September 30, 2017 and 2016.

	September 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$39,999	$41,747
All other countries	22,935	21,207
Total	$62,934	$62,954
The only country, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $13.8 million and $14.3 million as of September 30, 2017 and December 31, 2016, respectively.
The following table presents revenue disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue
Direct revenue	$330,098	$273,727	$917,273	$786,176
Indirect revenue	13,320	13,803	34,481	37,064
Total	$343,418	$287,530	$951,754	$823,240

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
The Company has entered into certain arrangements with IAC in the ordinary course of business, which have continued post IPO, for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.2 million and $3.8 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2016, respectively, and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid such IAC subsidiary approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and discontinued subleasing as of December 31, 2016. For the three and nine months ended September 30, 2017, the Company was charged $2.6 million and $7.9 million, respectively, and for the three and nine months ended September 30, 2016, the Company was charged $2.9 million and $8.7 million, respectively, by IAC for services rendered pursuant to a services agreement (including the leasing of office space noted above). All such amounts were paid in full by the Company at September 30, 2017.
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
During the nine months ended September 30, 2017, 11.1 million shares of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 10.6 million shares issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of the Tinder equity plan and 0.5 million shares issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

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

•
Average PMC - is calculated by summing the number of paid members, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time. Users who purchase only à la carte features from us do not qualify as paid members for purposes of PMC.

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

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines and social media, offline marketing (which is primarily television advertising), and partner-related payments to those who direct traffic to our brands.

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
Long-term debt:

•
Term Loan - The Company's seven-year term loan entered into on November 16, 2015. On August 14, 2017 the Term Loan was increased by $75 million and the outstanding balance was repriced at LIBOR plus 2.50%, with a LIBOR floor of 0.00%. At September 30, 2017, $425 million is outstanding.

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
Additional Information
Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at http://ir.mtch.com, Securities and Exchange Commission ("SEC") filings, press releases and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our SEC filings, press releases and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
2017 Developments
In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction closed on March 31, 2017 and the results of the Non-dating segment have been included in discontinued operations. The Company's financial information for prior periods has been recast to conform to this presentation.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned Tinder business, which awards were primarily held by current and former Tinder employees, to stock options of Match Group. Subsequently, during the third quarter of 2017, we made cash payments totaling approximately $500 million to cover (i) withholding taxes paid on behalf of employees who exercised options on a net basis and (ii) the purchase of certain fully vested awards.
In August 2017, we increased our Term Loan by $75 million to $425 million and repriced the Term Loan, reducing the applicable interest margin by 0.75% per annum to LIBOR plus 2.50%, with a LIBOR floor of 0.00% (previously, the terms were LIBOR plus 3.25%, with a LIBOR floor of 0.75%).
Third Quarter and Year to Date September 30, 2017 Consolidated Results
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, revenue grew 19% primarily due to strong contributions from Tinder; operating income was flat compared to the prior year quarter; and Adjusted EBITDA grew 12%. The adjusted EBITDA growth was due primarily to both higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue, primarily due to in-app purchase fees, and an increase in employee compensation primarily related to the employer portion of payroll taxes paid upon the exercise of Match Group options and increased headcount at Tinder. Operating income was flat compared to the prior year quarter because of increased non-cash compensation expense, primarily due to an increase in expense related to a subsidiary denominated equity award issued to a non-employee and, to a lesser degree, an increase in contingent consideration fair value adjustments expense of $5.2 million as the prior year period included income of $5.1 million compared to $0.1 million expense in the current year quarter. These impacts were partially offset by lower amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016.
For the nine months ended September 30, 2017, revenue, operating income and Adjusted EBITDA grew 16%, 15% and 14%, respectively, compared to the nine months ended September 30, 2016. Revenue, Operating Income and Adjusted EBITDA increased due to the factors described above in the three-month discussion. Operating income was further impacted by an increase in stock-based compensation expense of $12.8 million, an increase in depreciation of $3.5 million due to growth in our business and an increase in acquisition-related contingent consideration fair value adjustments of $7.1 million, partially offset by a $13.8 million decrease in amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016.

Results of Operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	Change	% Change	2016	2017	Change	% Change	2016
	(In thousands, except ARPPU)
Direct Revenue:
North America	$188,869	$16,428	10%	$172,441	$546,714	$39,395	8%	$507,319
International	141,229	39,943	39%	101,286	370,559	91,702	33%	278,857
Total Direct Revenue	330,098	56,371	21%	273,727	917,273	131,097	17%	786,176
Indirect Revenue	13,320	(483)	(3)%	13,803	34,481	(2,583)	(7)%	37,064
Total Revenue	$343,418	$55,888	19%	$287,530	$951,754	$128,514	16%	$823,240

Percentage of Total Revenue:
Direct Revenue:
North America	55%			60%	57%			61%
International	41%			35%	39%			34%
Total Direct Revenue	96%			95%	96%			95%
Indirect Revenue	4%			5%	4%			5%
Total Revenue	100%			100%	100%			100%

Average PMC:
North America	3,668	297	9%	3,371	3,537	236	7%	3,301
International	2,891	716	33%	2,175	2,656	646	32%	2,010
Total	6,559	1,013	18%	5,546	6,193	882	17%	5,311

(Change calculated using non-rounded numbers)
ARPPU:
North America	$0.55		—%	$0.56	$0.56		—%	$0.56
International	$0.52		3%	$0.50	$0.50		(1)%	$0.50
Total	$0.54	$0.01	1%	$0.53	$0.53	$(0.01)	(1)%	$0.54
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
North America Direct Revenue grew $16.4 million, or 10%, in 2017 versus 2016, driven by 9% growth in Average PMC. Average PMC growth was driven by higher beginning PMC and higher conversion of registrations to paid members. The growth in revenue and Average PMC is primarily attributable to continued growth at Tinder and PlentyOfFish.
International Direct Revenue grew $39.9 million, or 39%, in 2017 versus 2016, primarily driven by 33% growth in Average PMC and a 3% increase in ARPPU. Average PMC growth was driven by higher beginning PMC and higher registrations. The increase in ARPPU was due to an increase in ARPPU at Tinder, partially offset by foreign currency impacts. The growth in revenue and Average PMC is primarily attributable to continued growth at Tinder and growth in our Pairs brand in Japan.
Indirect Revenue declined $0.5 million due to declines at brands other than Tinder, partially offset by continued advertising revenue growth at Tinder.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
North America Direct Revenue grew $39.4 million, or 8%, in 2017 versus 2016, driven by 7% growth in Average PMC. These increases were driven by the factors described above in the three-month discussion.
International Direct Revenue grew $91.7 million, or 33%, in 2017 versus 2016, primarily driven by 32% growth in Average PMC. The increases in revenue and Average PMC were driven by the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$72,044	$21,274	42%	$50,770
Percentage of revenue	21%			18%
Cost of revenue increased $21.3 million or 42%, primarily due to an increase in in-app purchase fees of $20.4 million and an increase in hosting fees of $1.4 million driven primarily by Tinder.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$193,557	$52,041	37%	$141,516
Percentage of revenue	20%			17%
Cost of revenue increased $52.0 million or 37%, driven by the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$94,870	$6,981	8%	$87,889
Percentage of revenue	28%			31%
Selling and marketing expense increased $7.0 million, or 8%, but declined as a percentage of revenue. The increase in total selling and marketing expense is primarily due to increased compensation of $3.7 million primarily related to the employer portion of payroll taxes paid upon the exercise of Match Group options, strategic marketing investments in certain international markets at our Tinder business and increased marketing related to the launch of a new brand in Europe, partially offset by a reduction in marketing spend at our affinity brands. The decline as a percentage of revenue is due primarily to a continued shift towards brands with lower marketing spend as a percentage of revenue and continued reduction in marketing spend at our affinity brands.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$289,706	$8,550	3%	$281,156
Percentage of revenue	30%			34%
Selling and marketing expense increased $8.6 million, or 3%, but declined as a percentage of revenue driven by the factors described above in the three-month discussion.
General and administrative expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$49,940	$19,926	66%	$30,014
Percentage of revenue	15%			10%
General and administrative expense increased $19.9 million, or 66%, driven primarily by an increase of $12.0 million in compensation due to the employer portion of payroll taxes paid upon the exercise of Match Group options, increased headcount and an increase in stock-based compensation of $5.2 million, primarily due to an increase in expense related to a subsidiary denominated equity award issued to a non-employee, which was settled during the quarter. In addition, there was an increase in acquisition-related contingent consideration fair value adjustments of $5.2 million and an increase of $2.5 million in professional fees. The final measurement and settlement of an acquisition-related contingent consideration agreement resulted in minimal expense in the third quarter of 2017 of $0.1 million compared to acquisition-related contingent consideration income of $5.1 million during the third quarter of 2016.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$137,721	$33,338	32%	$104,383
Percentage of revenue	14%			13%
General and administrative expense increased $33.3 million, or 32%, driven primarily by an increase of $18.7 million in compensation, an increase of $7.1 million in acquisition-related contingent consideration fair value adjustments and an increase of $5.2 million in professional fees in 2017 primarily related to the settlement of the Tinder equity plan. The increase in compensation is due to a $9.5 million increase in stock-based compensation expense primarily related to a subsidiary denominated equity award issued to a non-employee, new grants issued since the prior year period, the employer portion of payroll taxes paid upon the exercise of Match Group options and an increase in headcount from business growth. The increase in acquisition related contingent consideration fair value adjustments was driven by the factors described above in the three-month discussion.

Product development expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$27,008	$9,663	56%	$17,345
Percentage of revenue	8%			6%
Product development expense increased $9.7 million, or 56%, in 2017 versus 2016, driven primarily by an increase of $9.1 million in compensation, of which $5.4 million relates primarily to higher headcount and the employer portion of payroll taxes paid upon the exercise of Match Group options and $3.7 million is stock-based compensation expense due primarily to new grants issued since the prior year period.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$73,089	$14,651	25%	$58,438
Percentage of revenue	8%			7%
Product development expense increased $14.7 million, or 25%, in 2017 versus 2016, driven primarily by the factors described above in the three-month discussion.
Depreciation
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$8,147	$955	13%	$7,192
Percentage of revenue	2%			3%
Depreciation increased $1.0 million, or 13%, in 2017 versus 2016, driven by an increase in computer hardware, internally developed software and leasehold improvements as we continue to grow our business.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$23,619	$3,500	17%	$20,119
Percentage of revenue	2%			2%
Depreciation increased $3.5 million, or 17%, in 2017 versus 2016, driven by the factors described above in the three-month discussion.

Operating income and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Operating income	$91,008	$70	—%	$90,938	$232,854	$30,230	15%	$202,624
Percentage of revenue	27%			32%	24%			25%

Adjusted EBITDA	$119,564	$12,463	12%	$107,101	$315,705	$39,871	14%	$275,834
Percentage of revenue	35%			37%	33%			34%
For a reconciliation of operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see "Match Group, Inc.'s Principles of Financial Reporting."
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Operating income was flat, reflecting the impact of the increases in operating costs and expenses described in the preceding paragraphs. Adjusted EBITDA, which excludes non-cash compensation and contingent consideration fair value adjustments, increased $12.5 million, or 12%, respectively, in 2017 versus 2016, primarily as a result of the increase in revenue of $55.9 million and a decrease in selling and marketing expense as a percentage of revenue, partially offset by an increase in cost of revenue, general and administrative expense and product development expense. Both operating income and Adjusted EBITDA were burdened by $11 million in expenses related to the Tinder option conversion and exercises.
At September 30, 2017, there was $150.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Operating income and Adjusted EBITDA increased $30.2 million, or 15%, and $39.9 million, or 14%, respectively, in 2017 versus 2016, primarily as a result of the increase in revenue of $128.5 million and a decrease in selling and marketing expense as a percentage of revenue, partially offset by an increase in cost of revenue. General and administrative expense and product development were up slightly on a percentage of revenue basis. Operating income was further impacted by a $13.8 million decrease in the amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016, partially offset by an increase in stock-based compensation expense of $12.8 million, an increase in acquisition-related contingent consideration fair value adjustments of $7.1 million and an increase in depreciation of $3.5 million due to growth in our business.
Interest expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$19,548	$(1,302)	(6)%	$20,850
Interest expense decreased primarily due to the December 2016 and August 2017 repricings of the Term Loan, which reduced the contractual interest rates.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$57,570	$(4,302)	(7)%	$61,872
Interest expense decreased primarily due to the reduction of the average outstanding balance in the Term Loan and the December 2016 and August 2017 repricings of the Term Loan, which reduced the contractual interest rates, partially offset by the issuance of the 2016 Senior Notes in June 2016, which bear interest at a higher fixed rate of interest than the Term Loan.
Other (expense) income, net
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other (expense) income, net	$(9,925)	$(15,959)	NM	$6,034
________________________
NM = not meaningful
Other expense, net, in 2017 includes expenses of $6.8 million in net foreign currency exchange losses, $1.5 million of expense related to a mark-to-market adjustment pertaining to certain equity awards held by non-employees, a portion of which were settled during the third quarter 2017, and expense of $2.1 million related to the repricing of the Term Loan.
Other income, net, in 2016 includes $5.0 million in net foreign currency exchange gains.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other (expense) income, net	$(25,453)	$(29,842)	NM	$4,389
Other expense, net, in 2017 includes expenses of $12.2 million related to a mark-to-market adjustment pertaining to certain subsidiary denominated equity awards held by a non-employee, $10.3 million in net foreign currency exchange losses, a $2.3 million other-than-temporary impairment charge related to a cost method investment resulting from of our assessment of the near-term prospects and financial condition of the investee and expense of $2.1 million related to the repricing of the Term Loan.
Other income, net, in 2016 includes $14.5 million in net foreign currency exchange gains and a $3.1 million pre-tax gain on the sale of a marketable security, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs related to the reduced Term Loan, a $2.0 million mark-to-market adjustment pertaining to subsidiary denominated equity awards held by a non-employee, and a $0.7 million other-than-temporary impairment charge related to a cost method investment resulting from our assessment of the near-term prospects and financial condition of the investee.

Income tax benefit (provision)
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$226,236	$246,209	NM	$(19,973)
Effective income tax rate	NM			(26)%
The 2017 income tax benefit was due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $245.3 million in the third quarter of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate was lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and the non-taxable gain on contingent consideration fair value adjustments.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$214,039	$255,654	NM	$(41,615)
Effective income tax rate	NM			(29)%
The 2017 income tax benefit was due primarily to the factors described above in the three-month discussion. Excess tax benefits generated upon the purchase or exercise of stock-based awards of $263.6 million in the first nine months of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
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

The following tables reconcile operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2017
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$91,008	$19,949	$8,147	$401	$59	$119,564
Interest expense	(19,548)
Other expense, net	(9,925)
Earnings from continuing operations, before tax	61,535
Income tax benefit	226,236
Net earnings from continuing operations	287,771
Loss from discontinuing operations, net of tax	(85)
Net earnings	287,686
Net loss attributable to redeemable noncontrolling interests	2
Net earnings attributable to Match Group, Inc. shareholders	$287,688

	Three Months Ended September 30, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$90,938	$10,718	$7,192	$3,382	$(5,129)	$107,101
Interest expense	(20,850)
Other income, net	6,034
Earnings from continuing operations, before tax	76,122
Income tax provision	(19,973)
Net earnings from continuing operations	56,149
Earnings from discontinuing operations, net of tax	555
Net earnings	56,704
Net earnings attributable to redeemable noncontrolling interests	(294)
Net earnings attributable to Match Group, Inc. shareholders	$56,410

	Nine Months Ended September 30, 2017
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$232,854	$53,627	$23,619	$1,208	$4,397	$315,705
Interest expense	(57,570)
Other expense, net	(25,453)
Earnings from continuing operations, before tax	149,831
Income tax benefit	214,039
Net earnings from continuing operations	363,870
Loss from discontinuing operations, net of tax	(4,647)
Net earnings	359,223
Net earnings attributable to redeemable noncontrolling interests	(52)
Net earnings attributable to Match Group, Inc. shareholders	$359,171

	Nine Months Ended September 30, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group, Inc.	$202,624	$40,810	$20,119	$15,004	$(2,723)	$275,834
Interest expense	(61,872)
Other income, net	4,389
Earnings from continuing operations, before tax	145,141
Income tax provision	(41,615)
Net earnings from continuing operations	103,526
Loss from discontinuing operations, net of tax	(5,502)
Net earnings	98,024
Net earnings attributable to redeemable noncontrolling interests	(384)
Net earnings attributable to Match Group, Inc. shareholders	$97,640
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on Match Group, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding the effects from foreign exchange, in addition to reported revenue, helps improve the ability to understand Match Group's performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group's core operating results.

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
The following table presents the impact of foreign exchange on total revenue and International ARPPU for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$343,418	$55,888	19%	$287,530
Foreign exchange effects	(1,969)
Revenue excluding foreign exchange effects	$341,449	$53,919	19%	$287,530

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.52		3%	$0.50
Foreign exchange effects	(0.01)
International ARPPU, excluding foreign exchange effects	$0.51		2%	$0.50

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$951,754	$128,514	16%	$823,240
Foreign exchange effects	6,535
Revenue excluding foreign exchange effects	$958,289	$135,049	16%	$823,240

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.50		(1)%	$0.50
Foreign exchange effects	0.01
International ARPPU, excluding foreign exchange effects	$0.51		1%	$0.50

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States (a)	$37,246	$114,035
All other countries (b)	120,330	139,616
Total cash and cash equivalents	157,576	253,651

Long-term debt:
2016 Senior Notes	$400,000	$400,000
2015 Senior Notes	445,172	445,172
Term Loan due November 16, 2022 (c)	425,000	350,000
Total long-term debt	1,270,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,470	5,245
Less: Unamortized debt issuance costs	11,704	13,434
Total long-term debt	$1,253,998	$1,176,493
______________________

(a)	Domestically, cash equivalents include AAA rated government money market funds.

(b)
Internationally, cash equivalents include money market funds and time deposits with maturities of less than 91 days. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, which, under current tax law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because we currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intent to indefinitely reinvest these funds outside of the U.S.

(c)
The Term Loan matures on November 16, 2022; provided that, if any of the 2015 Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Senior Notes, the Term Loan maturity date shall be September 15, 2022, the date that is 91 days prior to the maturity date of the 2015 Senior Notes.

Senior Notes:
On June 1, 2016, the Company issued $400 million aggregate principal amount of 6.375% of Senior Notes due June 1, 2024.
The indentures governing the 2016 and 2015 Senior Notes contain covenants that would limit the Company's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2017, Match Group was in compliance with all applicable covenants.
Neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). On March 31, 2016, the Company made a $10.0 million principal payment on the Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Senior Notes were used to repay a portion of the Term Loan and, as a result, quarterly principal payments of $10.0 million under the Term Loan are no longer due. On December 8, 2016, the Company made an additional $40 million principal payment on the Term Loan and the remaining outstanding balance of $350 million was repriced. On August 14, 2017, the Company borrowed an additional $75 million on the Term Loan and the outstanding balance of $425 million, which is due at maturity, was repriced. The Term Loan currently bears interest, at our option, at a base rate or LIBOR, plus 1.50% or 2.50%, respectively, and in the case of LIBOR, a floor of 0.00%. The interest rate at September 30, 2017 is 3.81%. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement.
The Company has a $500 million revolving credit facility (the "Credit Facility") that expires on October 7, 2020. At September 30, 2017, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the "IAC Subordinated Loan Facility"), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2015 and 2016 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At September 30, 2017, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$229,639	$195,474
Net cash provided by (used in) investing activities attributable to continuing operations	65,471	(21,623)
Net cash used in financing activities attributable to continuing operations	(394,576)	(27,891)
2017
Adjustments to earnings primarily consist of deferred income taxes of $239.8 million primarily related to the net operating loss created by the settlement of stock-based awards. Partially offsetting this adjustment was $53.6 million of stock-based compensation expense, $23.6 million of depreciation, $4.4 million of acquisition-related contingent consideration fair value adjustments, $1.2 million of amortization of intangibles, and $16.6 million in other adjustments that consist primarily of net foreign currency losses of $9.9 million, a non-cash other-than-

temporary impairment on a cost method investment of $2.3 million and non-cash interest expenses of $4.2 million. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $30.7 million, due mainly to growth in membership revenue, an increase in accounts payable and accrued expenses and other liabilities of $15.4 million, due mainly to the timing of payments, including interest payments and an increase in income taxes payable of $11.9 million due primarily to the timing of tax payments. These increases were partially offset by decreases in cash from increases in accounts receivable of $42.9 million primarily related to timing of receipts and revenue increasingly sourced through mobile app stores and decreases in cash from other assets of $9.0 million primarily related to the prepayment of certain expenses.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.1 million from the sale of a business partially offset by capital expenditures of $21.6 million that are primarily related to internal development of software to support our products and services and the purchase of long-term investments of $9.1 million.
Net cash used in financing activities attributable to continuing operations in 2017 is primarily due to cash payments of $501 million for (i) withholding taxes paid on behalf of employees who exercised options that were net settled and (ii) the purchase of certain fully vested awards, and a $23.4 million payment related to an acquisition-related contingent consideration agreement. Offsetting these payments were cash receipts of $75.0 million from the increase in the Term Loan and proceeds from the issuance of common stock pursuant to stock-based awards of $57.7 million.
2016
Adjustments to earnings primarily consist of $40.8 million of stock-based compensation expense, $15.0 million of amortization of intangibles and $20.1 million of depreciation, partially offset by deferred income taxes of $3.1 million and $2.7 million of acquisition-related contingent consideration fair value adjustments. The increase in cash from changes from working capital is due primarily to an increase in deferred revenue of $25.5 million, due mainly to growth in membership revenue, an increase in taxes payable of $7.2 million and an increase in accounts payable and accrued expenses and other current liabilities of $5.2 million related to the timing of payments. These increases were partially offset by a decrease in other assets of $11.7 million primarily related to the prepayment of certain expenses.
Net cash used in investing activities attributable to continuing operations in 2016 consists primarily of capital expenditures of $37.0 million, primarily related to the internal development of software to support our products and services, as well as leasehold improvements, partially offset by proceeds of $11.7 million from the sale of a marketable security.
Net cash used in financing activities attributable to continuing operations in 2016 primarily relates to payments of $410.0 million toward the Term Loan, of which $400.0 million was financed by the issuance of the 2016 Senior Notes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on October 7, 2020. At September 30, 2017, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2017 capital expenditures will be approximately $28 million, a decrease from 2016 capital expenditures primarily due to the completion of our new corporate headquarters and relocation of a data center during 2016.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, capital expenditures, debt service, investing, and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We did not repurchase any shares related to this repurchase authorization during the quarter ended September 30, 2017 and the full 6 million shares remain available for repurchase.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options at a value determined through a process involving two investment banks.  During the third quarter of 2017, we made cash payments totaling approximately $500 million to cover (i) withholding taxes paid on behalf of employees who exercised options that were net settled and (ii) the purchase of certain fully vested awards. Because the Company purchased certain of these fully vested awards, and because the Company net-settled the remaining options by paying withholding taxes on behalf of employees, the number of Company common shares that would have otherwise been issued upon exercise of these options was reduced by 26.7 million shares. We recognized a corporate income tax deduction of approximately $260 million based on the intrinsic value of the awards exercised during the third quarter, and, as a result, we do not currently expect to pay a significant amount of domestic income taxes until 2020. As of September 30, 2017, approximately 80% of the converted options had been exercised.
In October 2017, a cost method investment was sold for net cash proceeds of $60.2 million
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions, make capital expenditures or invest in other areas, such as developing properties and exploiting business opportunities. As of September 30, 2017, IAC owns 81.3% of our outstanding shares of capital stock and has 97.6% of the combined voting power of our outstanding capital stock. As a result of IAC's ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
With the sale of The Princeton Review on March 31, 2017, our operating lease commitments as of December 31, 2016, were reduced by $18.1 million. Other than this change and the increase in the Term Loan balance of $75 million, at September 30, 2017 there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At September 30, 2017, the Company's outstanding debt was $1.3 billion, which consists of a $425 million Term Loan, which bears interest at a variable rate, and $845.2 million of Senior Notes, which bear interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $40.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Term Loan bears interest at LIBOR plus 2.50%. As of September 30, 2017, the rate in effect was 3.81%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease by $4.3 million.
Foreign Currency Exchange Risk
The Company operates in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound, among other currencies. For the three and nine months ended September 30, 2017, the impact on revenue for all foreign currencies was favorable by $2.0 million and unfavorable by $6.5 million, respectively, compared to the comparable prior year periods. For a reconciliation of Revenue excluding foreign exchange effects, see "Match Group, Inc.'s Principles of Financial Reporting."
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
On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. The court delivered its decision on September 27, 2017, in which it denied our motion to dismiss without prejudice and provided the plaintiffs an opportunity to amend their claims to state an articulable cause of action by October 30, 2017. The plaintiffs amended their complaint prior to the deadline, and we intend to file a motion to dismiss the third amended complaint. We believe that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.
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

Exhibit Number	Description	Location
10.1	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)
10.2	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)
10.3
Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.
Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 17, 2017.
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

November 9, 2017	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	November 9, 2017
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