Form 10-K
period 2017-12-31
Match Group, Inc.
filed 2018-03-01
CIK 1575189

As filed with the Securities and Exchange Commission on March 1, 2018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2017

Commission File No. 001-37636
Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4278917 (I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas (Address of Registrant’s principal executive offices)	75231 (Zip Code)
(214) 576-9352
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 2, 2018, the following shares of the Registrant’s Common Stock were outstanding:

Common Stock	64,411,385
Class B Common Stock	209,919,402
Class C Common Stock	—
Total	274,330,787
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $830,720,533. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of the Registrant’s proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1. Business
Who we are
Match Group, Inc. is a leading provider of subscription dating products servicing North America, Western Europe, Asia and many other regions around the world through websites and applications we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, and Pairs as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries.
All references to “Match Group,” the “Company,” “we,” “our” or “us” in this report are to Match Group, Inc.
Consumers’ dating preferences vary significantly, influenced in part by demographics, geography, religion and sensibility. As a result, the market for dating products is fragmented, and no single product has been able to effectively serve the online dating category as a whole.
Given these wide ranging consumer preferences, our strategy focuses on a brand portfolio approach, through which we attempt to offer dating products that collectively appeal to the broadest spectrum of consumers. We believe that this approach maximizes our ability to capture additional users. We work to apply a centralized discipline to learnings, by sharing best practices and technologies across our brands in order to increase growth, reduce costs and maximize profitability. Additionally, we centralize certain other administrative functions, such as legal, human resources, finance, tax, and others. This approach allows us to quickly introduce new products and features, optimize marketing strategies, and more effectively deploy talent across our organization.
Coinciding with the general trend toward mobile technology, we have also experienced (and continue to experience) significant growth in our mobile-first dating products, as well as a meaningful shift in the user bases of our previously desktop-oriented dating products, who have gone from accessing those products via desktop devices to accessing our mobile experiences for those products via mobile devices. This shift to mobile, along with the combination of our mobile-first dating products and the deployment of mobile experiences across substantially all of our previously desktop-oriented products, has enabled us to reach groups of users which had previously proven elusive, such as the 18-25 year old audience; for example, Tinder has been able to tap into this audience rapidly over the last few years. Additionally, in previously desktop-oriented products like Match, the shift to mobile has led to increased usage of our products, as mobile users on average access our products at meaningfully higher rates than users who access our products on desktop.
Enabling dating in a digital world
Prior to the proliferation of computers and mobile devices, human connections traditionally were limited by social circles, geography and time. Today, the adoption of the internet and mobile technology has significantly expanded the ways in which people can build relationships, create new interactions and develop romantic connections. Additionally, the ongoing adoption of technology into more aspects of daily life continues to further erode biases and stigmas that previously prevented individuals from using technology to help find and develop those connections.
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

•
More comfort and control: Compared to the traditional ways that people meet, dating products provide an environment that reduces the awkwardness around the process of reaching out to new people. This leads to many people who would otherwise be passive participants in the dating process taking a more active role.

•	Convenience: The nature of the internet and the proliferation of mobile devices allow users to connect with new people at any time, regardless of where they are.
Depending on a person’s circumstances at any given time, dating products can act as a supplement to, or substitute for, traditional means of meeting people. When selecting a dating product, we believe that users consider the following attributes:

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

•
Community identification: Users typically look for dating products that offer a community or communities with which the user can associate. By selecting a dating product that is focused on a particular demographic, religion, geography or intent (for example, casual dating or more serious relationships), users can increase the likelihood that they will make a connection with someone with whom they identify.

•
Product features and user experience: Users tend to gravitate towards dating products that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, offline events or search capabilities. User experience is also driven by the type of user interface (for example, swiping versus scrolling), a particular mix of free and paid features, ease of use and security. Users expect every interaction with a dating product to be seamless and intuitive.

Our Dating portfolio
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose.
As a result, our strategy focuses on a portfolio approach of various brands in order to reach a broad range of users. Our brands are collectively available in 42 languages, and offered in over 190 countries. The following is a list of our key brands:
Tinder. Tinder was launched in 2012, and has since risen to scale and popularity faster than any other product in the online dating category with very limited marketing spend, growing to over 3 million Subscribers today. Tinder’s distinctive “right swipe” feature has led to significant adoption among the millennial generation, previously underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited swiping and communicating with other users. However, to enjoy premium features, such as unlimited swiping, a Tinder user must subscribe to either Tinder Plus, launched in early 2015, or Tinder Gold, which was launched in late summer 2017.
Match. Match was launched in 1995 and helped create the online dating category. Among its distinguishing features are the ability to search profiles, receive algorithmic matches and attend live events, promoted by Match, with other Subscribers. Additionally, new features, such as Missed Connections, which uses location-based technology to enable users to connect with other users with whom they have crossed paths in the past, engage users into more meaningful connections. Match is a brand that focuses on users with a higher level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Match relies heavily on word-of-mouth traffic, repeat usage and paid marketing.
PlentyOfFish. PlentyOfFish was launched in 2003 and acquired in October 2015. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches. Similar to Tinder, PlentyOfFish has grown to popularity over the years with very limited marketing spend and also relies on a freemium model. PlentyOfFish has broad appeal in the central United States, Canada, the United Kingdom and a number of other international markets.

Meetic. Meetic, a leading European online dating brand based in France, was founded in 2001. Similar to Match, among its distinguishing features are the ability to search profiles, receive algorithmic matches, and attend live events, promoted by Meetic, with other Subscribers and non-Subscribers from time to time. Also, similar to Match, Meetic is a brand that focuses on users with a higher level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Meetic relies heavily on word-of-mouth traffic, repeat usage and paid marketing.
OkCupid. OkCupid was launched in 2004, and has attracted users through a mathematical and Q&A approach to the online dating category. Similar to Tinder and PlentyOfFish, OkCupid has grown in popularity over the years without significant marketing spend and also relies on a freemium model. OkCupid has a loyal highly educated user base predominately located in major United States cities.
OurTime. OurTime is the largest brand within our affinity-oriented brands. OurTime is the largest community of singles over age 50 of any dating product.
Pairs. Pairs was launched in 2012 and acquired in May 2015. Pairs is a leading provider of dating products in Japan, with a strong presence in Taiwan and a growing presence in other select Asian countries. Pairs is a Facebook based dating app that was specifically designed to address social barriers generally associated with the use of dating products in Asian countries, particularly Japan.
All our products enable users to establish a profile and review other users’ profiles without charge. Each product also offers additional features, some of which are free, and some of which require payment depending on the particular product. In general, access to premium features requires a subscription, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of a subscription purchased, the bundle of paid features that a user chooses to access, and whether or not a Subscriber is taking advantage of any special offers. In addition to subscriptions, many of our products offer the user certain features, such as the ability to promote themselves for a given period of time, or to review certain profiles without any signaling to the other users, and these features are offered on a pay-per-use, or à la carte, basis. The precise mix of paid and premium features is established over time on a brand-by-brand basis and is constantly subject to iteration and evolution.
The brands in our portfolio both compete and collaborate with each other. We attempt to empower individual business leaders with the authority and incentives to grow each of our brands. Our brands compete with each other and with third-party dating businesses on brand characteristics, product features, and business model. We also attempt to centrally facilitate excellence and efficiency across the entire portfolio by:

•
centralizing operational functions across certain brands where we have strength in personnel and sufficient commonality of business interest (for example, ad sales, online marketing and technology centralized across some, but not all, brands);

•
developing talent across the portfolio to allow for expertise development and career advancement while giving us the ability to deploy the best talent in the most critical positions across the company at any given time;

•	sharing data to leverage product and marketing successes across our businesses rapidly for competitive advantage; and

•	centralizing certain administrative functions, like legal, human resources and finance, across the entire portfolio to enable each brand to focus more on growth.
Revenue
Our revenue is primarily derived directly from users in the form of recurring subscriptions, which typically provide unlimited access to a bundle of features for a specific period of time, and the balance from à la carte features, where users pay a non-recurring fee for a specific action or event. Each of our brands offers a combination of free and paid features targeted to its unique community. In addition to direct revenue from our users, we generate indirect revenue from online advertising, which makes up a much smaller percentage of our overall revenue as compared to direct revenue.

Sales and marketing
We attract the majority of our users through word-of-mouth and other free channels. In addition, many of our brands rely on paid user acquisition for a significant percentage of their users. Our online marketing activities generally consist of purchasing social media advertising, banner and other display advertising, search engine marketing, email campaigns, video advertising, business development or partnership deals, and hiring influencers to promote our products. Our offline marketing activities generally consist of television advertising and related public relations efforts, as well as events.
Technology
Consistent with our general operating philosophy, each of our brands tends to develop its own technology systems to support its product, leveraging both open-source and vendor supported software technology. Each of our various brands has dedicated engineering teams responsible for software development and creation of new features to support our products across the full range of devices, from desktop to mobile-web to native mobile applications. Our engineering teams use an agile development process, allowing us to deploy frequent iterative releases for product features. Excluding costs capitalized, the Company incurred $101.2 million, $78.1 million and $64.0 million in the fiscal years ended December 31, 2017, 2016 and 2015, respectively, on product development.
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
In addition to other online dating brands, we compete with social media platforms and offline dating services, such as in-person matchmakers. Arguably, our biggest competition comes from the traditional ways that people meet each other, and the choices some people make to not utilize dating products or services.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	our ability to continue to increase consumer acceptance and adoption of online dating products, including in emerging markets and other parts of the world where the stigma is only beginning to erode;

•	continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;

•	the continued strength of our brands;

•	the breadth and depth of our active communities of users relative to those of our competitors;

•	our ability to evolve our products in response to our competitors’ offerings, user requirements, social trends and the technological landscape;

•	our ability to efficiently acquire new users for our products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our products.
A large portion of online dating customers use multiple dating products over a given period of time, either concurrently or sequentially, making our broad portfolio of brands a competitive advantage.
Intellectual property
We regard our intellectual property rights, including trademarks, domain names and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Tinder, Match, PlentyOfFish, OkCupid, Meetic, OurTime, and Pairs, and associated domain names, taglines and logos) to market our dating products and applications and build and maintain brand loyalty and recognition. We have an ongoing trademark and service mark registration program, pursuant to which we register our brand names and product names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and file registrations (to the extent available) and renew existing registrations for domain names that we believe are material to our business.
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and to a lesser extent, upon patented and patent-pending technologies, processes and features relating to our matching process systems or related features, products and services with expiration dates from 2023 to 2036. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be necessary or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules and regulations and contractual restrictions with employees, contractors, customers, suppliers, affiliates and others, to establish, protect and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to foreign and domestic laws and regulations that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to actions based on negligence, various torts and trademark and copyright infringement, among other actions. See “Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business” and “—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.”
Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches, primarily in the case of our operations in the United States and European Union and our handling of personal data of users located in the United States and European Union, respectively. As a result, we could be subject to various private and governmental claims and actions. See “Risk factors—Risks relating to our business—Unauthorized access of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights and compliance with laws designed to prevent unauthorized access of personal data could be costly.”
As the provider of dating products with a subscription-based element, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing subscription payment models. Finally, certain U.S. states and certain countries in Asia have laws that specifically govern dating services.
Financial information about geographic areas
The geographic information required herein is set forth in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”
Employees
As of December 31, 2017, we had approximately 1,300 full-time employees and approximately 100 part-time employees worldwide.
Additional Information
Corporate information. We were incorporated in the State of Delaware on February 12, 2009 as a wholly-owned subsidiary of IAC/InterActiveCorp (“IAC”).
Company website and public filings. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at http://ir.mtch.com, Securities and Exchange Commission (“SEC”) filings, press releases and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our SEC filings, press releases and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of ethics. The Company’s code of ethics applies to all employees (including Match Group’s principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on the Company’s website at http://ir.mtch.com under the heading of “Corporate Governance.” This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for Match Group’s executive officers, senior financial officers or directors, will also be disclosed on Match Group’s website.
Relationship with IAC
Equity ownership and vote. Match Group has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of February 2, 2018, IAC owned 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock and 12,843,442 shares of common stock. These holdings collectively represent approximately 81.2% of our outstanding shares of capital stock and approximately 97.6% of the combined voting power of our outstanding capital stock.
Intercompany agreements. In connection with the initial public offering of our common stock in November 2015, we entered into certain agreements relating to our relationship with IAC after the offering. These agreements include, among others, the six agreements described below.
Master transaction agreement. The master transaction agreement sets forth the agreements between us and IAC regarding the principal transactions necessary to separate our business from IAC, as well as governs certain aspects of our relationship with IAC.
Investor rights agreement. Under the investor rights agreement, we are obligated to provide IAC with certain registration and other rights relating to the shares of our common stock held by it and anti-dilution rights.
Tax sharing agreement. The tax sharing agreement governs our and IAC’s rights, responsibilities, and obligations with respect to tax liabilities and benefits, entitlements to refunds, the preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes.
Services agreement. The services agreement currently governs services that IAC has agreed to provide through November 24, 2018, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the combined voting power of our voting stock and any subsequent extension or truncation agreed to by us and IAC.
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
Subordinated loan credit facility. The subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”) allows the Company to make one or more requests to IAC to borrow funds. If IAC agrees to fulfill any such borrowing request, such indebtedness will be incurred in accordance with the terms of the IAC Subordinated

Loan Facility. At December 31, 2017, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility.
For additional information regarding these agreements, see “Note 16—Related Party Transactions” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements.”

Item 1A. Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate and other similar matters. These forward-looking statements are based on Match Group management’s expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group’s management as of the date of this annual report. Match Group does not undertake to update these forward-looking statements.
Risks relating to our business
The limited operating history of our newer dating brands and products makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our dating brands and products to meet the preferences of specific communities of users. Building a given brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and products have experienced significant growth over relatively short periods of time, the historical growth rates of these brands and products may not be an indication of future growth rates for our newer brands and products generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and products. The failure to successfully address these risks and difficulties could adversely affect our business, financial condition and results of operations.
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
We own, operate and manage a large and diverse portfolio of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience and revenue generation from that product’s community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. If a significant portion of our user base were to migrate to our less profitable brands, our business, financial condition and results of operations could be adversely affected. See “Item 7—Management’s discussion and analysis of financial condition and results of operations—Management overview—Trends affecting our business.”
Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition and results of operations.
Attracting and retaining users for certain of our dating products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels is contracting. Similarly, as consumers communicate less via email and more via text messaging and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our dating products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, making it difficult to assess returns on investment associated with such advertising channels, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition and results of operations.
Communicating with our users via email is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations.
Historically, one of our primary means of communicating with our users and keeping them engaged with our products has been via email communication. Our ability to communicate via email enables us to keep our users updated on activity with respect to their profile, present or suggest new or interesting users from the community, invite users to offline events and present discount and free trial offers, among other things. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, usage of email, particularly among our younger users, has declined. In addition, deliverability and other restrictions imposed by third party email providers and/or applicable law could limit or prevent our ability to send emails to our users. A continued and significant erosion in our ability to communicate successfully with our users via email could have an adverse impact on user experience, levels of user engagement and the rate at which non-paying users become Subscribers.
While we continually work to find new means of communicating and connecting with our users (for example, through push notifications), there is no assurance that such alternative means of communication will be as effective as email has been. Any failure to develop or take advantage of new means of communication or limitations on those means of communications imposed by laws, device manufacturers or other sources could have an adverse effect on our business, financial condition and results of operations.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in various international markets, primarily in various jurisdictions within the European Union, and as result are exposed to foreign exchange risk for both the Euro and British Pound (“GBP”). During the fiscal years ended December 31, 2017 and 2016, 45% and 39% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar.

Our exposure is primarily related to the Euro, and to a lesser extent, the GBP. Since the average Euro exchange rate strengthened against the U.S. dollar in 2017 by 2% compared to 2016, the translation of our Euro-denominated international results into U.S. dollars did not significantly reduce our revenue nor did it have a significant effect on the period-over-period comparability of our U.S dollar-denominated operating results for the fiscal year ended December 31, 2017 versus December 31, 2016. However, for our GBP-denominated international results the significant decline in the GBP due to the United Kingdom’s decision to leave the European Union (“Brexit”) on June 23, 2016 generated significant foreign currency exchange gains during the fiscal year ended December 31, 2016. See “Item 7—Management’s Discussion and Analysis—Match Group, Inc.’s Principles of Financial Reporting—Effects of Changes in Foreign Exchange Rates on Revenue” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
Brexit may continue to cause disruptions to capital and currency markets worldwide, and the full impact of the Brexit decision, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. During this period of negotiation, our operating results may be negatively affected by exchange rate and other market and economic volatility.
To the extent that the U.S. dollar strengthens relative to either the Euro, the GBP or both, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability. For the impact of foreign exchange effects on our revenues in 2017, see ‘‘Management’s discussion and analysis of financial condition and results of operations-Principles of financial reporting.’’ Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
Distribution and use of our dating products depends, in significant part, on a variety of third-party publishers, platforms and mobile app stores. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution or use of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.
We market and distribute our dating products (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.
Additionally, our mobile applications are increasingly accessed through the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores. There is no assurance that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our applications. If either or both of them did so, our business, financial condition and results of operations could be adversely affected.
Lastly, in the case of Tinder, and certain other of our products, many users currently register for (and log in to) the application exclusively through their Facebook profiles. While we recently launched an alternate authentication method that allows users to register for (and log into) Tinder using their mobile phone number, no assurances can be provided that this method will be widely adopted by users versus registering for (and logging into) Tinder through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the use of its platform and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method and if Facebook did so and no alternate method is available (or the alternate method that we ultimately develop is not adopted by users), our business, financial condition and results of operations could be adversely affected.

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
As our user base continues to shift to mobile solutions, we increasingly rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required to be processed through the in-app payment systems provided by Apple and, to a lesser degree, Google. Due to these requirements, we pay Apple and Google, as applicable, a share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the increase of the distribution of our dating products through app stores and the requirement to use the in-app payments systems provided by Apple, and to a lesser degree, Google, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, telecommunications failures and similar events. While we have backup systems in place for certain aspects of our operations, our systems and infrastructures are not fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various dating products, ensure acceptable page load times for our dating products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could adversely affect our business, financial condition and results of operations.

We may not be able to protect our systems and infrastructures from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including credit card information. While we have invested (and continue to invest) heavily in the protection of our systems and infrastructures and in related personnel and training, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructures, prevent us from providing our products, erode our reputation and brands, result in the disclosure of confidential or sensitive information of our users and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
The impact of cyber security events experienced by third-parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in a loss of consumer confidence generally, which could make users less likely to use or continue to use our products. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructures.
We rely on third parties, primarily data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems, broadband and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations.
Problems experienced by third-party data center service providers and cloud-based, hosted web service providers upon whom we rely, the telecommunications network providers with whom they contract or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information, and enable our users to share their personal information with each other. In some cases, we retain third-party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If any such event were to occur, we may not be able to remedy the event, and we may have to expend significant capital and other resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If a breach of our security (or the security of our vendors and partners) occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we could lose current and potential users and the recognition of our various brands and their competitive positions could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, protection of minors, consumer protection, sex-trafficking, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
Proposed or new legislation and regulations could also adversely affect our business. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide our services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities.
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in December 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling, “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be adversely affected.
The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016 the European Commission adopted the General Data Protection Act, a comprehensive European Union privacy and data protection reform that becomes effective in May 2018, which applies to companies established in the European Union or otherwise providing services or monitoring the behavior of people located in the European Union and which provides for significant penalties in case of non-compliance. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies. In addition, Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, certain developing countries in which we do business have already or are also currently considering adopting privacy and data protection laws and regulations and legislative proposals concerning privacy and the protection of user information are often pending before the U.S. Congress and various U.S. state legislatures.
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
Any failure or perceived failure by us (or the third parties with whom we have contracted to store such information) to comply with applicable privacy and security laws, policies or related contractual obligations or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users and the competitive positions of our various brands could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
Lastly, compliance with the numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal data could be costly, as well as result in delays in the development of new products and features as resources are allocated to these compliance projects, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. In addition, the varying and rapidly-evolving regulatory frameworks across jurisdictions may result in decisions to introduce products in certain jurisdictions but not others or to cease providing certain services or features to users located in certain jurisdictions. If these costs or other impacts are significant, our business, financial condition and results of operations could be adversely affected.
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
When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
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
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for recurring subscription payments may adversely affect our business, financial condition and results of operations. For example, the European Union’s Payment Services Directive (PSD2), which becomes effective in 2018, could impact our ability to process auto-renewal payments or offer promotional or differentiated pricing for users in the EU. Any such impacts could adversely affect our business, financial condition and results of operations.
Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.
The reputations of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our dating products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our dating products, our users could nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
In addition, it is possible that a user of our products could be physically, financially, emotionally or otherwise harmed by an individual that such user met through the use of one of our products. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ dating products could result in negative publicity for the dating industry generally, which could in turn negatively affect our business.
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, financial fraud, and sex-trafficking, could produce future legislation or other governmental action. For example, legislation has been proposed in the United States that would allow victims of sex trafficking crimes to seek redress from platforms in certain circumstances. The European Union and the United Kingdom have also recently launched consultations regarding legislation that would expose platforms to similar or more expansive liability. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our dating products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our dating products.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely upon patented and patent-pending proprietary technologies relating to matching process systems and related features and products.
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
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
From time to time, we have been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets and patents or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Our brands are available in over 190 countries and offered in 42 different languages. Our international revenue represented 45% and 39% of our total revenue for the fiscal years ended December 31, 2017 and 2016, respectively.
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
We have made numerous acquisitions in the past and we continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:

•	properly value prospective acquisitions, especially those with limited operating histories;

•	accurately review acquisition candidates’ business practices against applicable laws and regulations and, where applicable, implement proper remediation controls, procedures, and policies;

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
Risks related to our ongoing relationship with IAC
IAC controls our company and has the ability to control the direction of our business.
As of February 2, 2018, IAC owned 12,843,442 shares of our common stock and 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock. IAC’s ownership of our outstanding common stock and Class B common stock represents approximately 81.2% of our outstanding shares of capital stock and approximately 97.6% of the combined voting power of our outstanding capital stock. As long as IAC owns shares of our capital stock representing a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder. As a result, IAC has the ability to control significant corporate activities, including:

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
This voting control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that stockholders other than IAC do not view as beneficial. This voting control may also discourage transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for the holders’ shares. Furthermore, IAC generally has the right at any time to sell or otherwise dispose of the shares of our capital stock that it owns, including the ability to transfer a controlling interest in us to a third party, without the approval of the holders of our common stock and without providing for the purchase of shares of common stock.
Even if IAC owns shares of our capital stock representing less than a majority of the combined voting power of our outstanding capital stock, so long as IAC retains shares representing a significant percentage of our combined voting power, IAC will have the ability to substantially influence these significant corporate activities.

In addition, pursuant to an investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to an employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our agreements with IAC, see “Note 16—Related Party Transactions” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements.”
Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this “Risk factors” section relating to IAC’s control of us and the potential conflicts of interest between IAC and us.
Our certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation has a “corporate opportunity” provision in which we renounce any interests or expectancy in corporate opportunities which become known to: (i) any of our directors or officers who are also officers, directors, employees or other affiliates of IAC or its affiliates (except that we and our subsidiaries shall not be deemed affiliates of IAC or its affiliates for the purposes of the provision) or (ii) IAC itself, and which relate to the business of IAC or may constitute a corporate opportunity for both IAC and us. Generally, neither IAC nor our officers or directors who are also officers or directors of IAC or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of IAC or its affiliates, directs or transfers such corporate opportunity to IAC or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between IAC and us because the provision effectively permits any of our directors or officers who also serves as an officer or director of IAC to choose to direct a corporate opportunity to IAC instead of to us.
IAC’s interests may conflict with our interests and the interests of our stockholders. Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
Various conflicts of interest between us and IAC could arise. As of the date of this report, five of our eleven directors are current members of the board of directors or executive officers of IAC. Ownership interests of directors or officers of IAC in our stock and ownership interests of our directors and officers in the stock of IAC, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on IAC’s consolidated financial statements;

•	the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on IAC’s current or future indebtedness or the covenants under that indebtedness;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the intercompany services and agreements between IAC and us.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with IAC in the future or in connection with IAC’s desire to enter into new commercial arrangements with third parties.
Furthermore, disputes may arise between IAC and us relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	tax, employee benefit, indemnification and other matters;

•	the nature, quality and pricing of services IAC agrees to provide to us;

•	sales or other disposal by IAC of all or a portion of its ownership interest in us; and

•	business combinations involving us.
We may not be able to resolve any potential conflicts with IAC, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by IAC, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We are a “controlled company” as defined in the NASDAQ rules, and rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
As a result of IAC owning more than 50% of the combined voting power of our share capital, we are a “controlled company” under the Marketplace Rules of the NASDAQ Stock Market, or the Marketplace Rules. As a “controlled company,” we are exempt from the obligation to comply with certain Marketplace Rules related to corporate governance, including the following requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under the Marketplace Rules; and

•	that we have a nominating/governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Accordingly, for so long as we are a “controlled company,” our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Marketplace Rules.
In order to preserve the ability of IAC to distribute its shares of our capital stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our nonvoting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a tax-free distribution. However, IAC does currently intend to use its majority voting interest to retain its ability to engage in such a transaction. This intention may cause IAC to not support transactions we wish to pursue that involve issuing shares of our common stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees. The inability to pursue such transactions, if it occurs, may adversely affect our company. See “—IAC controls our company and will have the ability to control the direction of our business” and “—IAC’s interests may conflict with our interests and the interests of our stockholders.” Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
Our agreements with IAC will require us to indemnify IAC for certain tax liabilities and may limit our ability to engage in desirable strategic or capital raising transactions, including following any distribution by IAC of our capital stock to its stockholders.
Under a tax sharing agreement between us and IAC, we generally are responsible and are required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of us or any of our subsidiaries. To the extent IAC failed to pay taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which IAC is responsible under the tax sharing agreement) from us or our subsidiaries.
Under the tax sharing agreement, we generally will be responsible for any taxes and related amounts imposed on IAC or us that arise from the failure of a future spin-off of IAC’s interest in us to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 368(a)(1)(D) and/or Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant representations and covenants made by us in the tax sharing agreement or any representation letter provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of such spin-off, or (ii) an acquisition of our equity securities.
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
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds (12,843,442 shares of our common stock and 209,919,402 shares of our Class B common stock, representing all of our outstanding Class B common stock, as of February 2, 2018). As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution; however, any sales by IAC in the public market or distributions to its stockholders of substantial amounts of our stock in the form of common stock or Class B common stock, or the filing by IAC of a registration statement relating to a substantial amount of our stock, could depress the price of our common stock.
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
IAC currently provides (and is expected to continue to provide) us with corporate and shared services related to certain corporate functions, including tax, treasury and other services, for a fee provided in the services agreement described in “Item 1—Business-Relationship with IAC.” IAC is not obligated to provide these services in a manner that differs from the nature of the service when we were a wholly-owned subsidiary of IAC, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from IAC, we may not be able to perform these services ourselves, or find appropriate third-party arrangements at a reasonable cost, and the cost may be higher than that charged by IAC.
Risks related to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2017, we had total debt outstanding of approximately $1.3 billion and borrowing availability of $500 million under our revolving credit facility.
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

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results; increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.
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
Subject to the restrictions in our credit agreement (which includes our revolving credit facility and term loan) and the restrictions included in the indentures related to our 6.375% Senior Notes due 2024 and 5.00% Senior Notes due 2027 (the “Match Group Senior Notes”), we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our credit agreement and the indentures related to the Match Group Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the risks described above could increase.
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
We currently have $425 million of indebtedness outstanding under our term loan. Borrowings under the term loan are, and any borrowings under our revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. Our term loan bears interest at LIBOR plus 2.50%. As of December 31, 2017, the rate in effect was 3.85%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest and expense payments on the outstanding balance as of December 31, 2017 on the term loan would increase or decrease by $4.3 million. See also “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”
Risks related to ownership of our common stock
The multi-class structure of our capital stock has the effect of concentrating voting control with holders of our Class B common stock and limiting the ability of holders of our common stock to influence corporate matters.
Our publicly held common stock has one vote per share and our Class B common stock has ten votes per share. As of February 2, 2018, IAC owned all of the shares of our outstanding Class B common stock and 12,843,442 shares of our common stock, collectively representing approximately 81.2% of our outstanding shares of capital stock and approximately 97.6% of the combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our capital stock, even when the outstanding shares of Class B common stock represent a small minority of our outstanding capital stock, and such voting control will be concentrated with IAC. This concentrated control will significantly limit your ability to influence corporate matters.

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
During 2017, our common stock has traded as high as $32.87 and as low as $15.42 and on February 27, 2018, the closing price of our common stock was $40.07. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

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

•	the financial projections we may provide to the public, and any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new brands, products or services;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of (or changes to) existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth in any of our significant markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We currently are, and in the future may be, the target of this type of litigation. See “Item 3—Legal Proceedings.” Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
You may experience dilution due to the issuance of additional securities in the future.
Our dilutive securities consist of vested and unvested options to purchase shares of our common stock, restricted stock unit awards, shares of our common stock issuable to IAC as reimbursement for the cost of vested and unvested IAC equity awards held by our employees and stock appreciation rights settled in IAC stock.
These dilutive securities are reflected in our share calculations underlying our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2017, 2016 and 2015. For more information, see “Note 11—Earnings per Share” to the consolidated and combined financial statements included in “Item 8-Consolidated and Combined Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price, could lead to more or less dilution than reflected in these calculations.
At the option of IAC, the shares Match Group issues in connection with former subsidiary equity awards, which were converted into Match Group equity awards in 2017, will either be issued to holders of such awards or to IAC. In the event they are issued to IAC, IAC would in turn provide the equity holders with IAC shares of equivalent value to the Match Group shares issued to it. In cases where Match Group shares are issued directly to equity holders, recipients may sell such stock into the open market. If sales are significant and concentrated, these sales could have a temporary impact on the trading value of our stock.
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
We have no current plans to pay cash dividends on our common stock and Class B common stock. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

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
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous, including provisions which:

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	provide that certain litigation against us can only be brought in Delaware; and

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Match Group’s corporate headquarters consists of approximately 73,000 square feet of office space in Dallas, Texas. This office space, which also houses offices for the Match and Match Affinity brands, is leased pursuant to a lease agreement that expires on March 31, 2027. We do not own any real property.
The facilities for our various businesses, which we lease (in some cases, from IAC) both in the United States and abroad, consist of executive and administrative offices and data centers. We lease space in four data centers: two for our North American, Latin American and Asian operations (one in Dallas, Texas and another in Waco, Texas), and two for our European operations (one in Paris, France and another in Zaventem, Belgium).
We believe that our current facilities are adequate to meet our ongoing needs. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See “Item 1A—Risk factors—Risks relating to our business—We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition” of our annual report on Form 10-K for the fiscal year ended December 31, 2017.
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
Securities Class Action Litigation against Match Group
As previously disclosed in our periodic reports, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against the Company, five of its officers and directors, and twelve underwriters of the Company’s initial public offering in November 2015. See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas). The complaint alleged that the registration statement and prospectus issued in connection with the Company’s initial public offering were materially false and misleading given their failure to state that: (i) Match Group’s Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPU (as defined in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—General-Key Terms”) would decline substantially in the quarter ended December 31, 2015. The complaint asserted that these alleged failures to timely disclose material information caused Match Group’s stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015. The complaint pleaded claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations. The complaint sought among other relief class certification and damages in an unspecified amount.
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

On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule. On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint. The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. The court delivered its decision on September 27, 2017, in which it denied our motion to dismiss without prejudice and provided the plaintiffs an opportunity to amend their claims to state an articulable cause of action by October 30, 2017. The plaintiffs amended their complaint prior to the deadline, and we filed a motion to dismiss the second amended complaint on December 15, 2017. Plaintiffs filed their response on January 29, 2018. We filed our reply on February 20, 2018. We believe that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California.  See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles).  The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service.  The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.  On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint.  On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means.  On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action.  On February 1, 2016, the plaintiff filed a notice of appeal from the judgment.  On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act.  Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, Tinder intends to file a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “MTCH.” There is no established public trading market for our Class B common stock. The table below sets forth, for the calendar periods indicated, the historical high and low sales prices per share for our common stock as reported on NASDAQ. As of February 27, 2018, the closing price of our common stock on NASDAQ was $40.07.

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$32.87	$23.23
Third Quarter	24.40	17.07
Second Quarter	20.75	16.27
First Quarter	18.64	15.42
Year Ended December 31, 2016
Fourth Quarter	$19.74	$15.08
Third Quarter	18.20	14.28
Second Quarter	16.10	10.06
First Quarter	14.25	8.41
As of February 2, 2018, there were 21 holders of record of the Company’s common stock and one holder of record of the Company’s Class B common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
Dividend Policy
We have no current plans to pay dividends on our common stock or Class B common stock. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, general economic conditions and other factors deemed relevant by our board of directors.

Item 6.    Selected Financial Data
The selected financial data set forth in the table below as of December 31, 2017, 2016 and 2015 and for the years then ended were derived from our audited consolidated and combined financial statements. The selected financial data set forth in the table below as of December 31, 2014 and 2013 and for the years then ended were derived from our audited combined financial statements. This selected financial data should be read in conjunction with the consolidated and combined financial statements and accompanying notes included herein.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$1,330,661	$1,118,110	$909,705	$836,458	$788,197
Earnings from continuing operations	355,977	178,341	133,163	165,091	132,418
Loss from discontinued operations	(5,650)	(6,328)	(12,676)	(16,732)	(5,791)
Net earnings attributable to Match Group, Inc. shareholders	350,148	171,451	120,383	147,764	125,003
Earnings per share from continuing operations attributable to Match Group, Inc. shareholders:
Basic	$1.35	$0.71	$0.76	$1.02	$0.82
Diluted	$1.20	$0.66	$0.72	$0.98	$0.79
Earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.33	$0.68	$0.69	$0.92	$0.78
Diluted	$1.18	$0.64	$0.65	$0.88	$0.76

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Total assets	$2,130,146	$2,048,678	$1,909,392	$1,302,109	$1,286,705
Long-term debt, net including current maturities	1,252,696	1,176,493	1,216,871	—	—
Long-term debt, related party	—	—	—	190,586	79,000
______________________

(a)	We recognized items that affected the comparability of results for the years 2017, 2016, and 2015, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Dating - consists of all of our dating businesses globally.
Non-dating - consists of The Princeton Review, which was sold on March 31, 2017, and the financial results of which have been presented as discontinued operations.
Operating metrics:

•	North America - consists of the financial results and metrics associated with users located in the United States and Canada.

•	International - consists of the financial results and metrics associated with users located outside of the United States and Canada.

•	Direct Revenue - is revenue that is received directly from end users of our products and includes both subscription and à la carte revenue.

•	Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is advertising revenue.

•	Subscribers - are users who purchase a subscription to one of our products. Users who purchase only à la carte features are not included in Subscribers.

•	Average Subscribers - is the number of Subscribers at the end of each day in the relevant measurement period divided by the number of calendar days in that period.

•
Average Revenue per Subscriber (“ARPU”) - is Direct Revenue from Subscribers in the relevant measurement period (whether in the form of subscription or à la carte revenue) divided by the Average Subscribers in such period and further divided by the number of calendar days in such period. Direct Revenue from users who are not Subscribers and have purchased only à la carte features is not included in ARPU.

Operating costs and expenses:

•
Cost of revenue - consists primarily of in-app purchase fees, compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google, as required by Apple, and to a lesser degree, Google.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines and social media sites, offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.

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

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the future operating performance of the acquired company.  The amounts ultimately paid are generally dependent upon earnings performance and/or operating metrics as stipulated in the relevant purchase agreements.  The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period to fair value until the liability is settled.  If the payment date of the liability is longer than one year, the amount is initially recorded net of a discount, which is amortized as an expense each period.  In a period where the acquired company is expected to perform better than the previous estimate, the liability will be increased resulting in additional expense; and in a period when the acquired company is expected to perform worse than the previous estimate, the liability will be decreased resulting in income.  The year-over-year impact can be significant, for example, if there is income in one period and expense in the other period.
Long-term debt:

•
Term Loan - The Company’s seven-year term loan entered into on November 16, 2015. On August 14, 2017 the Company increased the Term Loan by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50% and reduced the LIBOR floor to 0.00%. At December 31, 2017, $425 million is outstanding.

•
2015 Senior Notes - The Company’s previously outstanding 6.75% Senior Notes issued on November 16, 2015 and redeemed in full on December 17, 2017 using the proceeds from the 2017 Senior Notes and cash on hand.

•
2016 Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At December 31, 2017, $400 million is outstanding.

•
2017 Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. The proceeds, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium. At December 31, 2017, $450 million is outstanding.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA.

MANAGEMENT OVERVIEW
Match Group, Inc. (“Match Group,” the “Company,” “we,” “our,” or “us”) is a leading provider of subscription dating products servicing North America, Western Europe, Asia and many other regions around the world through websites and applications that we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, and Pairs, each designed to increase our users’ likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries.
Sources of Revenue
All our dating products provide the use of certain features for free, and then offer a variety of additional features to Subscribers. Our Dating revenue is primarily derived directly from users in the form of recurring subscription fees.
Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the applicable subscription period, which primarily ranges from one to six months, and corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. We also earn revenue from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.

Trends affecting our business
Over the last several years, we have seen significant changes in our business. During this time, our portfolio has evolved from one dominated by our Match brand in North America, and Meetic internationally, to one in which other brands such as Tinder, PlentyOfFish, and OkCupid represent a significant portion of our overall user base. This portfolio evolution has led to, been driven by, or coincided with, a number of significant trends in our business including the following:
Expansion of the online dating category through mobile. We have experienced strong growth in the usage of our products on mobile devices over the last several years. Mobile adoption has improved user engagement, opened new customer acquisition channels, and attracted a younger demographic compared to our desktop products. This trend continues to help broaden the category as online dating products are more widely adopted by a new generation of users. Mobile adoption is also allowing us to accelerate growth in certain international markets that were previously under-penetrated with desktop only products. Although mobile adoption has represented, and continues to represent, a significant growth opportunity for us, it has also required dedication of additional product and technology resources. Our mobile products, taken as a whole, tend to have lower conversion rates than our desktop-first products, when other factors impacting conversion are held constant. Increased mobile adoption has led to challenges for those of our brands that have significant pre-existing desktop businesses with high percentages of Subscribers who primarily use the desktop versions of such products. As a result, we expect to continue to invest heavily to optimize and expand our product offerings, while increasing conversion levels at our formerly desktop-first brands.
Lower cost users. All of our brands rely on word-of-mouth, or free, customer acquisition to varying degrees. Word-of-mouth acquisition is typically a function of scale (with larger communities driving greater numbers of referrals), youthfulness (with the viral effect being more pronounced in younger populations due, in part, to a significantly higher concentration of single people in any given social circle and the increased adoption of social media and similar platforms among such populations) and monetization rate (with people generally more likely to talk openly about using online dating products that are less heavily monetized). Additionally, some, but not all, of our brands spend meaningfully on paid marketing. Accordingly, the average amount we spend to acquire a user differs significantly across brands based in large part on each brand’s mix of paid and free acquisition channels. As our mix has shifted toward younger users, our mix of acquisition channels has shifted toward free channels, driving a significant decline over the past several years in the average amount we spend to acquire a new user across our portfolio. Our costs of acquiring Subscribers have also declined meaningfully. We expect the dynamics that have led to the growth in word-of-mouth user acquisition to continue going forward and for our brands to continue to acquire significant numbers of users through low-cost means.
Changing paid acquisition dynamics. Even as our acquisition of lower cost users increases, paid acquisition of users remains an important driver of our business. The channels through which we market our brands are always evolving, but we are currently in a period of rapid change as TV and video consumption patterns evolve and internet consumption shifts from desktop to mobile devices. However, advertising opportunities have not kept up with audience migration, putting pressure on our paid marketing activities. As the advertising market continues to evolve, we will need to adapt and improve our expertise at leveraging these evolving marketing channels.
Other factors affecting the comparability of our results
Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been our largest operating expense. In recent periods, we have focused our adverting spend on display, mobile, television, social media and search channels. We seek to optimize for total return on advertising spend by frequently analyzing and adjusting this spend through numerous campaigns to focus on marketing channels and markets that generate a high return. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend marketing dollars against an expected lifetime value of a Subscriber that is realized by us over a multi-year period; and while this marketing is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. Accordingly, our operating results, in particular our profit measures, for a particular period may be meaningfully impacted by the timing, size, number or effectiveness of our advertising campaigns in that period. Additionally, advertising spend is typically higher during the first quarter of our fiscal year, and lower during the fourth quarter. See “Seasonality” below.

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
International markets. Our products are available in over 190 countries. Our international revenue represented 45% and 39% of our total revenue for the years ended December 31, 2017 and 2016, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
Business combinations. Acquisitions are an important part of our growth strategy, and we expect to make opportunistic acquisitions in the future. During the three years ended December 31, 2017, we have invested approximately $610.4 million to acquire several new brands, including PlentyOfFish and Pairs. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated and combined results of operations may not be comparable between periods.
2017 Developments
In January 2017, we entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company.  The transaction closed on March 31, 2017, and the results of our previous Non-dating segment have been included in discontinued operations. The Company's financial information for prior periods has been recast to conform to this presentation.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned Tinder business, which awards were primarily held by current and former Tinder employees, to stock options of Match Group. Subsequently, during 2017, we made cash payments totaling approximately $520 million to cover both withholding taxes paid on behalf of employees, as these awards were net settled, and the purchase of certain fully vested awards.
In August 2017, we increased our Term Loan by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50% and reduced the LIBOR floor to 0.00% (previously, the terms were LIBOR plus 3.25%, with a LIBOR floor of 0.75%).
On October 23, 2017, a cost method investment with a carrying value of $51.1 million was sold for net proceeds of $60.2 million resulting in a pre-tax gain of $9.1 million.
In December 2017, we issued $450 million aggregate principal amount of 5.00% Senior Notes due December 15, 2027. The proceeds from these notes, along with cash on hand, were used to redeem all outstanding 2015 Senior Notes and pay the related call premium.
2017 Consolidated Results
In 2017, revenue, operating income and Adjusted EBITDA grew 19%, 14% and 16%, respectively. Revenue growth was primarily due to strong growth at Tinder and additional contributions from Pairs and PlentyOfFish. The growth in operating income and Adjusted EBITDA was due to higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued product mix shift toward brands with lower marketing spend as a percentage of revenue and a reduction in in marketing spend at our affinity brands, partially offset by an increase in cost of revenue expense primarily due to higher in-app purchase fees as a result of increased revenue from mobile app stores. Operating income was further impacted by an increase in stock-based compensation expense of $16.7 million, an increase in acquisition-related contingent consideration fair value adjustments of $14.5 million, and an increase in depreciation of $4.9 million due to growth in our business, partially offset by a $15.5 million decrease in amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016.

Results of Operations for the years ended December 31, 2017, 2016 and 2015
Revenue

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Amounts in thousands, except ARPU)
Direct Revenue:
North America	$749,402	$67,593	10%	$681,809	$98,577	17%	$583,232
International	531,847	146,292	38%	385,555	102,204	36%	283,351
Total Direct Revenue	1,281,249	213,885	20%	1,067,364	200,781	23%	866,583
Indirect Revenue	49,412	(1,334)	(3)%	50,746	7,624	18%	43,122
Total Revenue	$1,330,661	$212,551	19%	$1,118,110	$208,405	23%	$909,705

Percentage of Total Revenue:
Direct Revenue:
North America	56%			61%			64%
International	40%			34%			31%
Total Direct Revenue	96%			95%			95%
Indirect Revenue	4%			5%			5%
Total Revenue	100%			100%			100%

Average Subscribers:
North America	3,622	305	9%	3,317	605	22%	2,712
International	2,786	695	33%	2,091	656	46%	1,435
Total	6,408	1,000	18%	5,408	1,261	30%	4,147

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.56		—%	$0.56		(5)%	$0.59
International	$0.51		3%	$0.50		(7)%	$0.53
Total	$0.54	$—	1%	$0.54	$(0.03)	(6)%	$0.57
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America Direct Revenue grew $67.6 million, or 10%, in 2017 versus 2016, driven by 9% growth in Average Subscribers. International Direct Revenue grew $146.3 million, or 38%, in 2017 versus 2016, driven by 33% growth in Average Subscribers, and a 3% increase in ARPU.
Growth in North America Average Subscribers was primarily due to Tinder, partially offset by declines at our affinity brands as marketing spend was reduced to better align with the expected lifetime value of a Subscriber. North America ARPU was flat as the continuing mix shift towards lower ARPU brands, with lower price points compared to most of our other brands was offset by increases in ARPU at Tinder and PlentyOfFish, as these brands are offering premium and multi-tiered subscriptions, such as Tinder Gold.
Growth in International Average Subscribers was primarily due to Tinder and additional contributions from Pairs. Growth in International ARPU was primarily due to rate increases at Tinder and Meetic, partially offset by the continued mix shift towards lower ARPU brands.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America Direct Revenue grew $98.6 million, or 17%, in 2016 versus 2015, driven by 22% growth in Average Subscribers, partially offset by a 5% decline in ARPU. International Direct Revenue grew $102.2 million, or 36%, in 2016 versus 2015, driven by 46% growth in Average Subscribers, partially offset by a 7% decline in

ARPU. Average Subscribers growth is primarily a result of growth in Subscribers at Tinder and the 2015 acquisition of PlentyOfFish. ARPU decreased due to the continued mix shift towards lower ARPU brands. The mix shift decline was partially offset by an increase in mix-adjusted rates.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$279,499	$83,851	43%	$195,648	$61,262	46%	$134,386
Percentage of revenue	21%			17%			15%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Cost of revenue increased, outpacing revenue growth, primarily due to an increase in in-app purchase fees of $75.4 million and an increase in hosting fees of $5.9 million, both as a result of growth at Tinder.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Cost of revenue increased, outpacing revenue growth, driven primarily by a significant increase in in-app purchase fees across multiple brands, including Tinder, and the 2015 acquisitions of PlentyOfFish and Pairs.
Selling and marketing expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$375,610	$26,491	8%	$349,119	$6,352	2%	$342,767
Percentage of revenue	28%			31%			38%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Selling and marketing expense increased with the growth in the business, but continued to decline as a percentage of revenue. The increase in total selling and marketing expense is primarily due to an increase of $15.3 million in marketing spend primarily at Tinder related to strategic investments in certain international markets and increased marketing related to the launch of a new brand in Europe, partially offset by a reduction in marketing spend at our Match Affinity brands. Additionally, compensation increased $9.1 million primarily related to increased headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of Match Group options. The decline as a percentage of revenue is due to a continued shift towards brands with lower marketing spend as a percentage of revenue and reductions in marketing spend at our Match Affinity brands.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Selling and marketing expense increased with the growth in the business, but declined as a percentage of revenue due to continued shift towards brands with lower marketing spend.

General and administrative expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$179,804	$44,785	33%	$135,019	$12,642	10%	$122,377
Percentage of revenue	14%			12%			13%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
General and administrative expense increased, driven primarily by an increase of $20.6 million in compensation, an increase of $14.5 million in acquisition-related contingent consideration fair value adjustments (expense of $5.3 million in 2017 versus income of $9.2 million in 2016) and an increase of $6.8 million in professional fees in 2017 primarily related to the settlement of the Tinder equity plan. The increase in compensation is due to a $9.1 million increase in stock-based compensation expense primarily related to a subsidiary denominated equity award held by a non-employee, which award was settled in the third quarter of 2017, the employer portion of payroll taxes paid upon the exercise of Match Group options and an increase in headcount from business growth.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
General and administrative expense increased, driven primarily by an increase of $7.5 million in compensation due to increased headcount from both acquisitions and existing business growth, an increase of $4.0 million in rent due to growth in the business, and a decrease in income of $1.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by a $2.1 million decrease in stock-based compensation expense due primarily to the inclusion in 2015 of a modification charge related to certain equity awards, partially offset by the issuance of new equity awards in 2016.
Product development expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$101,150	$23,033	29%	$78,117	$14,151	22%	$63,966
Percentage of revenue	8%			7%			7%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Product development expense increased, driven primarily by an increase of $20.7 million in compensation, of which $14.4 million relates primarily to 1) higher headcount and 2) the employer portion of payroll taxes paid upon the exercise of Match Group options and $6.3 million of stock-based compensation expense due primarily to new grants issued since 2016.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Product development expense increased, driven primarily by an increase of $7.4 million in stock-based compensation expense, increased headcount at Tinder, and the 2015 acquisitions of PlentyOfFish and Pairs. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards in 2016.

Depreciation

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$32,613	$4,887	18%	$27,726	$7,935	40%	$19,791
Percentage of revenue	2%			2%			2%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Depreciation increased $4.9 million, or 18%, driven by an increase in computer hardware, internally developed software and leasehold improvements.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Depreciation increased $7.9 million, or 40%, driven by acquisitions and an increase in computer equipment.
Operating Income and Adjusted EBITDA
Refer to “Note 13—Segment Information” to the consolidated and combined financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” for reconciliations of operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA.

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Operating income	$360,517	$44,968	14%	$315,549	$102,568	48%	$212,981
Percentage of revenue	27%			28%			23%

Adjusted EBITDA	$468,941	$65,561	16%	$403,380	$118,826	42%	$284,554
Percentage of revenue	35%			36%			31%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Operating income and Adjusted EBITDA increased $45.0 million, or 14%, and $65.6 million, or 16%, respectively, primarily as a result of the increase in revenue of $212.6 million and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix shift toward brands with lower marketing spend as a percentage of revenue and a reduction in marketing spend at our affinity brands, partially offset by an increase in cost of revenue primarily due to higher in-app purchase fees. Operating income was further impacted by an increase in stock-based compensation expense of $16.7 million, an increase in acquisition-related contingent consideration fair value adjustments of $14.5 million, and an increase in depreciation of $4.9 million due to growth in our business, partially offset by a $15.5 million decrease in amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016.
At December 31, 2017, there was $148.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Operating income and Adjusted EBITDA increased $102.6 million, or 48%, and $118.8 million, or 42%, respectively, as a result of the increase in revenue of $208.4 million and a decrease in selling and marketing expense as a percentage of revenue resulting from continued shifts towards brands with lower marketing spend, partially offset by the increase in cost of revenue. Additionally, costs incurred in 2016 related to the consolidation and streamlining of our technology systems and European operations were $4.9 million, a decline of $11.8 million compared to 2015. Operating income was further impacted by increased depreciation expense of $7.9 million, which is due to acquisitions and assets being placed in service; higher stock-based compensation expense of $3.0 million, which is due to the issuance of new equity awards and modifications in 2016; higher amortization of intangibles of $3.5 million, which is due to acquisitions that occurred in 2015; and income in the current year of $9.2 million from acquisition-related contingent consideration fair value adjustments compared to income of $11.1 million in the prior year.
Interest expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$77,565	$(4,634)	(6)%	$82,199	$64,256	358%	$17,943
Interest expense—related party	$—	$—	NA	$—	$(7,965)	NA	$7,965
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Interest expense decreased primarily due to the reduction of the average outstanding balance in the Term Loan and the December 2016 and August 2017 repricings of the Term Loan, which reduced the contractual interest rates, partially offset by the issuance of the 2016 Senior Notes in June 2016, which replaced a corresponding amount outstanding on the Term Loan with debt at a higher interest rate.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
The increase in interest expense is primarily due to the interest on the Term Loan and 2015 Senior Notes commencing in the fourth quarter of 2015 while the interest on the 2016 Senior Notes commenced in the second quarter of 2016, which replaced a corresponding amount outstanding on the Term Loan with debt at a higher interest rate.
Other (expense) income, net

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other (expense) income, net	$(30,827)	$(38,693)	NM	$7,866	$(3,766)	(32)%	$11,632
________________________
NM = not meaningful
Other expense, net, in 2017 includes expenses of $15.4 million related to the extinguishment of our 2015 Senior Notes and repricing of the Term Loan, $13.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $10.3 million in net foreign currency exchange losses primarily due to the strengthening of the British Pound relative to the dollar, and a $2.3 million other-than-temporary impairment charge related to a cost method investment resulting from our assessment of the near-term prospects and financial condition of the investee. These expenses were partially offset by a gain on the sale of a cost method investment of $9.1 million.
Other income, net in 2016 includes $20.0 million in foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro and a $3.1 million gain related to the sale of a marketable equity security, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with prepayments of $440 million of the Term Loan, $2.1 million of expense related to mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $1.5 million repricing fees related to the Term Loan, and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment.
Other income, net in 2015 includes $7.6 million in foreign currency exchange gains related to the €53 million 5.00% Note payable to an IAC subsidiary (this note was settled during the fourth quarter of 2015), $4.4 million of interest income, and $2.4 million in foreign currency exchange gains, partially offset by $2.7 million of expense related to mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.
Income tax benefit (provision)

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax benefit (provision)	$103,852	$166,727	NM	$(62,875)	$(2,667)	(4)%	$(65,542)
Effective income tax rate	NM			(26)%			(33)%
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”
In 2017, the Company recorded an income tax benefit of $103.9 million, which was due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, partially offset by the effect of the Tax Cuts and Jobs Act (“Tax Act”) discussed below. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $279.7 million in 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
On December 22, 2017, the U.S. enacted the Tax Act, which subjects to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implements a number of changes that take effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on intangible income earned by foreign subsidiaries. The Company’s income tax provision for the year ended December 31, 2017 includes expense of $92.3 million related to the Tax Act, of which $23.7 million relates to the Transition Tax and $68.6 million relates to the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company has sufficient current year net operating losses to offset the taxable income resulting from the Transition Tax and, therefore, will not be required to pay the one-time Transition Tax.
The Transition Tax on deemed repatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional transition tax expense of $23.7 million. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of IAC’s U.S. federal tax return, which includes the operations of Match Group, which is due October 15, 2018. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.
For the years ended December 31, 2016, and 2015, the Company recorded income tax provisions of $62.9 million, and $65.5 million, respectively, which represent effective income tax rates of 26% and 33%, respectively. In 2016, the effective income tax rate was lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates including non-taxable foreign currency exchange gains, and a reduction in deferred tax liabilities for a foreign tax law change. In 2015, the effective income tax rate was lower than the statutory rate of 35% due primarily to nontaxable contingent consideration fair value adjustments and non-taxable foreign currency exchange gains, partially offset by state taxes.
Related party transactions
For discussion of related party transactions, see “Note 16—Related Party Transactions” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”

PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue excluding foreign exchange effects, both of which are supplemental measures to U.S. generally accepted accounting principles (“GAAP”). The Adjusted EBITDA measure is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based and by which management is compensated. Revenue excluding foreign exchange effects provides a comparable framework for assessing how our business performed in light of the effect of exchange rate differences when compared to prior periods. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measures with equal or greater prominence to and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated and combined statement of operations of certain expenses.
For a reconciliation of operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015, see “Note 13—Segment Information” to the consolidated and combined financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included in dilution only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon the vesting of RSUs, performance-based RSUs and market-based awards, the awards are settled on a net basis, with the Company remitting the required tax-withholding amount in cash from its current funds. Certain awards provide the employee the option to pay the applicable strike price and withholding taxes or to allow for the award to be net settled.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, and technology are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to its acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

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
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on the Company, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding the effects from foreign exchange, in addition to reported revenue, helps improve the ability to understand the Company’s performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group’s core operating results.
Revenue, excluding foreign exchange effects compares results between periods as if exchange rates had remained constant period over period. Revenue, excluding foreign exchange effects, is calculated by translating current period revenues using prior period exchange rates. The percentage change in revenue, excluding foreign exchange effects, is calculated by determining the change in current period revenues over prior period revenues where current period revenues are translated using prior period exchange rates.
The following tables present the impact of foreign exchange rates on total revenue and International ARPU:

	Years Ended December 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands, except ARPU)
Revenue, as reported	$1,330,661	$212,551	19%	$1,118,110
Foreign exchange effects	(422)
Revenue, excluding foreign exchange effects	$1,330,239	$212,129	19%	$1,118,110

(Change calculated using non-rounded numbers)
International ARPU, as reported	$0.51		3%	$0.50
Foreign exchange effects	—
International ARPU, excluding foreign exchange effects	$0.51		3%	$0.50

	Years Ended December 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands, except ARPU)
Revenue, as reported	$1,118,110	$208,405	23%	$909,705
Foreign exchange effects	7,448
Revenue, excluding foreign exchange effects	$1,125,558	$215,853	24%	$909,705

(Change calculated using non-rounded numbers)
International ARPU, as reported	$0.50		(7)%	$0.53
Foreign exchange effects	0.01
International ARPU, excluding foreign exchange effects	$0.51		(5)%	$0.53

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States (a)	$203,452	$114,035
All other countries (b)	69,172	139,616
Total cash and cash equivalents	272,624	253,651

Long-term debt, net:
Term Loan due November 16, 2022 (c)	$425,000	$350,000
2015 Senior Notes	—	445,172
2016 Senior Notes	400,000	400,000
2017 Senior Notes	450,000	—
Total long-term debt	1,275,000	1,195,172
Less: unamortized original issue discount and original issue premium, net	8,668	5,245
Less: unamortized debt issuance costs	13,636	13,434
Total long-term debt, net	$1,252,696	$1,176,493
______________________

(a)	Domestically, cash equivalents include AAA rated government money market funds and time deposits with maturities of less than 91 days from the date of purchase.

(b)
Internationally, cash equivalents include money market funds. All of the Company’s international cash has been subjected to U.S. income taxes due to the Transition Tax imposed by the Tax Act, and accordingly could be repatriated without any significant additional tax.  The Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

(c)	The Term Loan was increased in August 2017 by $75 million. The balance of $425 million is due at maturity.
Senior Notes:
On December 4, 2017, we issued $450 million of 2017 Senior Notes due December 15, 2027. The notes were issued at 99.027% of par. The proceeds, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium.
On June 1, 2016, we issued $400 million aggregate principal amount of 2016 Senior Notes due June 1, 2024. The proceeds were used to prepay a portion of indebtedness outstanding under the Term Loan.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. As of December 31, 2017, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the "Credit Agreement"), the Company borrowed $800 million in the form of a term loan (the "Term Loan"). During 2016, the Company made $450 million of principal payments, $400 million of which was funded from proceeds from the 2016 Senior Notes. On August 14, 2017, the Company increased the Term Loan by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50% and reduced the LIBOR floor to 0.00%. The interest rate at December 31, 2017 is 3.85%. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement.
Additionally, the Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At December 31, 2017 and 2016, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the Credit Agreement).
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 2016 and 2017 Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 2016 and 2017 Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At December 31, 2017, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$321,091	$259,555	$253,893
Net cash provided by (used in) investing activities attributable to continuing operations	118,188	(27,199)	(643,350)
Net cash (used in) provided by financing activities attributable to continuing operations	(423,714)	(61,194)	369,835
2017
Net cash provided by operating activities attributable to continuing operations in 2017 includes adjustments to earnings consisting primarily of deferred income tax benefits of $118.3 million primarily related to the net operating loss created by tax deductions created from stock-based awards. Partially offsetting this adjustment was $69.1 million of stock-based compensation expense, $32.6 million of depreciation, $5.3 million of acquisition-related contingent consideration fair value adjustments, $1.5 million of amortization of intangibles, and $22.1 million in other adjustments that consist primarily of non-cash loss on extinguishment of debt of $15.4 million, net foreign currency losses of $9.0 million, non-cash interest expenses of $4.1 million, and a non-cash other-than-temporary impairment on a cost method investment of $2.3 million, partially offset by a gain on the sale of a cost method investment of $9.1 million. The decrease in cash from changes in working capital primarily consists of increases in accounts receivable of $51.6 million primarily related to timing of cash receipts and revenue increasingly sourced through mobile app stores, which are settled with the Company more slowly than traditional credit cards; a decrease in accounts payable and accrued expenses and other current liabilities of $16.8 million, due primarily to the cash settlement of a former subsidiary denominated equity award held by a non-employee; and decreases in cash from other assets of $10.6 million primarily related to the prepayment of certain expenses. These uses of cash were partially offset by an increase in deferred revenue of $32.8 million, due mainly to growth in subscription sales.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.1 million from the sale of a business and net proceeds of $60.2 million from the sale of a cost method investment, partially offset by capital expenditures of $28.8 million that are primarily related to development of capitalized software to support our products and services and the purchase of long-term investments of $9.1 million.
Net cash used in financing activities attributable to continuing operations in 2017 is primarily due to cash payments of $272.5 million for the purchase of certain fully vested stock-based awards, $254.2 million for withholding taxes paid on behalf of employees, a $23.4 million payment related to an acquisition-related contingent consideration agreement, and debt issuance costs of $12.3 million. Offsetting these payments were proceeds of $75.0 million from the increase in the Term Loan; proceeds from the issuance of common stock pursuant to stock-based awards of $59.4 million; and net Senior Notes increase of $4.8 million as $445.2 million of 2015 Senior Notes were redeemed with the proceeds from the issuance of $450.0 million of 2017 Senior Notes.
2016
Net cash provided by operating activities attributable to continuing operations in 2016 includes adjustments to earnings consisting primarily of $52.4 million of stock-based compensation expense, $27.7 million of depreciation, $16.9 million of amortization of intangibles, $9.2 million in gains from acquisition-related contingent consideration fair value adjustments and $4.8 million in other adjustments that consist primarily of a non-cash charge on the prepayment of $400 million of the Term Loan, partially offset by foreign currency exchange gains on intercompany loans. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $19.2 million, due mainly to growth in subscription revenue, and an increase of the income tax payable as accruals exceeded payments, partially offset by an increase from accounts receivable and a decrease in accounts payable and accrued expenses and other current liabilities.
Net cash used in investing activities attributable to continuing operations in 2016 consists primarily of capital expenditures of $46.1 million that are related to the development of software capitalized to support our products and services, as well as computer equipment and leasehold improvements as we continue to grow and expand our operations, partially offset by the proceeds of $11.7 million from the sale of a marketable security.
Net cash used in financing activities attributable to continuing operations in 2016 mainly relates to the prepayment of $450.0 million of the Term Loan, of which $400.0 million was financed by the issuance of the 2016 Senior Notes.
2015
Net cash provided by operating activities attributable to continuing operations in 2015 includes adjustments to earnings consisting primarily of $49.4 million of stock-based compensation expense, $19.8 million of depreciation and $13.4 million of amortization of intangibles, partially offset by deferred income taxes of $20.9 million and $11.1 million of acquisition-related contingent consideration fair value adjustments. The increase in changes in working capital consists primarily of an increase in deferred revenue of $30.2 million, an increase in income taxes payable of $41.8 million, and an increase in accounts payable and accrued expenses and other current liabilities of $29.9 million, partially offset by an increase in accounts receivable of $20.1 million and an increase in other assets of $10.4 million. The increase in deferred revenue is primarily due to growth in subscription revenue. The increase in accounts payable and accrued expenses and other current liabilities is primarily due to increased advertising spending, the timing of advertising payments, and an increase in accrued interest related to the Term Loan and 2015 Senior Notes. The increase in accounts receivable is primarily due to growth in in-app purchases sold through mobile products. The increase in other assets was primarily due to an increase in prepaid expenses, mainly from growth and the signing of longer-term contracts.
Net cash used in investing activities attributable to continuing operations in 2015 includes acquisitions of $610.2 million, which includes $575.0 million for PlentyOfFish, and capital expenditures of $25.2 million, primarily related to the development of capitalized software to support our products and services, and computer hardware.
Net cash provided by financing activities attributable to continuing operations in 2015 includes $788.0 million in borrowings from the Term Loan, $428.8 million in net proceeds received from the IPO and $500.0 million in capital contribution from IAC to partially fund the acquisition of PlentyOfFish, partially offset by a cash dividend to IAC of $1.0 billion, the repayment of $182.5 million in related party debt, net cash transfers of $86.0 million to IAC related to its centrally managed U.S. treasury management function, $23.4 million for the repurchase of stock-based awards, $17.2 million in debt issuance costs related to our Term Loan and revolving credit facility and $7.0 million of debt issuance costs related to the 2015 Senior Notes.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on October 7, 2020. At December 31, 2017, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2018 capital expenditures will be between $35 million and $40 million, an increase from the 2017 capital expenditures primarily related to additional capitalized software projects compared to 2017.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, including the payment of withholding taxes on behalf of employees for net-settled subsidiary denominated and Company equity plans, capital expenditures, debt service, investing, and other commitments for the foreseeable future. The Company’s liquidity could be negatively affected by a decrease in demand for our products and services.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We did not repurchase any shares related to this repurchase authorization during the year ended December 31, 2017 and the full 6 million shares remain available for repurchase.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options at a value determined through a process involving two investment banks.  During the year ended December 31, 2017, we made cash payments totaling approximately $520 million to cover both the withholding taxes paid on behalf of employees who exercised, as these awards were net settled, and the purchase of certain fully vested awards. Because the Company purchased certain of these fully vested awards, and because the Company net-settled the remaining options by paying withholding taxes on behalf of employees, the number of Company common shares that would have otherwise been issued upon exercise of these options was reduced by 27.3 million shares. We recognized a corporate tax deduction based on the intrinsic value of the awards exercised during the year. At December 31, 2017, assuming all outstanding converted Tinder awards, including vested and unvested awards, were exercised on a net basis, the Company would remit $102.4 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees and issue 3.3 million of its common shares.
The Company will not be required to pay the one-time Transition Tax under the Tax Act because of its net operating loss position. The Company does not expect to be a full U.S. federal cash income tax payer until 2020. We expect the Tax Act to favorably impact our future liquidity, primarily a result of a reduction in the U.S. corporate tax rate from 35% to 21%, which will lower our effective tax rate and annual tax liability.

Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. As of December 31, 2017, IAC owns 81.2% of our outstanding shares of capital stock and has 97.6% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$64,384	$132,196	$558,682	$1,000,750	$1,756,012
Operating leases(c)	8,299	15,420	9,119	10,293	43,131
Purchase obligation(d)	10,000	—	—	—	10,000
Total contractual obligations	$82,683	$147,616	$567,801	$1,011,043	$1,809,143
_______________________________________________________________________________

(a)
The Company has excluded $25.3 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 3—Income Taxes” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2017 consists of the 2016 and 2017 Senior Notes of $400 million and $450 million, respectively, which bear interest at fixed rates, and the Term Loan of $425 million, which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 2.50%, or 3.85%, at December 31, 2017. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates. For additional information on long-term debt, see “Note 8—Long-term Debt, net” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”

(c)
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 14—Commitments and Contingencies” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”

(d)	The purchase obligation is for a web hosting commitment.
In addition to amounts included in the table above, as of December 31, 2017, we were contingently obligated to pay, in connection with our acquisitions, up to an additional $3.0 million of cash consideration based on the earnings performance at the business acquired. The Company has accrued $2.6 million as of December 31, 2017 for its contingent consideration arrangements. We have one contingent consideration arrangement without a limit on the maximum amount, for which no payment is expected.
We also had $0.1 million of surety bonds outstanding as of December 31, 2017 that could potentially require performance by the Company in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Match Group’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated and combined financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions are an important part of the Company’s growth strategy. The Company invested $0.3 million, $0.7 million and $614.8 million, for acquisitions of businesses, including cash acquired, in the years ended December 31, 2017, 2016 and 2015, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $1.2 billion, representing 59% of the Company’s total assets at both December 31, 2017 and 2016. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $228.3 million and $214.5 million at December 31, 2017 and 2016, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The 2017 and 2016 annual assessments did not identify any material impairments.
For the Company's annual goodwill test at October 1, 2017, a qualitative assessment of goodwill was performed because the Company concluded it was more likely than not that the fair value of the reporting unit was in excess of its carrying value. The primary factors that the Company considered in its qualitative assessment were that its market capitalization of $6.3 billion exceeded its carrying value by more than 1100%, and the Company’s strong operating performance.

The Company foregoes a qualitative assessment and tests the goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
When a quantitative assessment is required, either on an interim basis or annual basis as of October 1 each year, the fair value of the Company’s reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the reporting unit. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting unit’s current results and forecast, as well as macroeconomic and industry specific factors. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our reporting unit, we consider companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair value of the Company’s reporting unit is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company’s assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible asset is less than its carrying value, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11% to 26% in both 2017 and 2016, and the royalty rates used ranged from 3% to 7% in 2017 and 1% to 7% in 2016.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment, including leasehold improvements, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $63.7 million and $66.2 million, at December 31, 2017 and 2016, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2017, the balance of deferred tax assets, net is $94.7 million and as of December 31, 2016, the balance of deferred tax liabilities, net, is $20.1 million.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2017 and 2016, the Company has unrecognized tax benefits of $26.8 million and $27.4 million, including interest and penalties, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
No income taxes have been provided on indefinitely reinvested cash earnings of certain foreign subsidiaries of $69.2 million at December 31, 2017. The estimated amount of the unrecognized deferred income tax liability with respect to such cash earnings would be $0.9 million.
Stock-Based Compensation
Stock-based compensation expense reflected in our consolidated and combined statement of operations consists of expense related to the Company’s stock options; RSUs; performance-based options, PSUs, and market-based RSUs for which vesting is considered probable; equity instruments denominated in shares of subsidiaries; and IAC denominated stock options, RSUs and market-based awards held by Match Group employees.
The Company recorded stock-based compensation expense of $69.1 million, $52.4 million and $49.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company estimated the fair value of stock options issued in 2017, 2016 and 2015 using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, the value is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2017, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $2.2 million, $8.8 million and $4.0 million, respectively. The Company also issues RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of Match Group common stock and expensed as stock-based compensation expense over the vesting term.
Prior to the IPO, the equity awards that relate to the Company’s common stock or the common stock of certain of our subsidiaries were settleable in shares of IAC common stock having a value equal to the difference between the exercise price and the fair market value of our common stock or that of the relevant subsidiary at the date of exercise. Upon completion of the IPO, the options that relate to the Company’s common stock have been adjusted in accordance with their terms to provide that the awards are exercisable for shares of our common stock, and the equity awards that relate to these subsidiaries provide that the awards are settleable, at IAC’s election, in shares of IAC common stock or in shares of the Company’s common stock. To the extent shares of IAC common stock are issued in settlement of these awards, the Company will reimburse IAC for the cost of those shares by issuing to IAC shares of our common stock. Therefore, the number of shares issued by the Company to settle these awards will be the same whether issued to IAC as reimbursement or directly to equity award holders.

During the years ended December 31, 2017 and 2016, the Company issued 11.3 million and 0.5 million shares, respectively, to IAC related to the settlement of subsidiary awards.
In July 2017, the Company elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options at a value determined through a process involving two investment banks. Upon the conversion into Match Group options, these former subsidiary denominated awards, when exercised, are settled by Match Group issuing shares of its common stock equal in value to the intrinsic value of the award being settled, net of shares with a value equal to the withholding taxes due, which taxes are remitted by Match Group to the government on behalf of the employees. At the time of settlement, IAC has the option to issue its own shares directly to the award holders, in which case Match Group would in turn issue its shares to IAC as reimbursement. During 2017, IAC elected to issue its own shares related to these former subsidiary denominated awards.
Long-term Investments
The Company evaluates each cost method investment for indicators of impairment on a quarterly basis, and recognizes an impairment loss if the decline in value is deemed to be other-than-temporary. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of our investments to decline.
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing to achieve its business plan; the need for changes to the investee’s existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At December 31, 2017, the Company’s outstanding debt was $1.3 billion, of which $850 million of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $56.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Term Loan bears interest at a variable rate, which is LIBOR plus 2.50%. As of December 31, 2017, the rate in effect was 3.85%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease by $4.3 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound (“GBP”).
For the year ended December 31, 2017, 2016 and 2015, international revenue accounted for 45%, 39% and 35%, respectively, of consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro exchange rate strengthened against the U.S. Dollar by 2% in 2017 compared to 2016. See “Principles of Financial Reporting—Effects of Changes in Foreign Exchange Rates on Revenue” for additional information on the impact of foreign currencies on revenue.
Foreign currency exchange gains and losses included in the Company’s earnings for the years ended December 31, 2017, 2016 and 2015 are (losses) and gains of $(10.3) million, $20.0 million and $9.9 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The loss in 2017 is primarily related to a U.S. dollar denominated intercompany loan in which the receivable is held by a foreign subsidiary with a GBP functional currency. As the GBP versus the U.S. Dollar exchange rate has increased during the year, the intercompany loan has incurred losses. The gain in 2016 is primarily related to the significant decline in the GBP in 2016 following the Brexit vote on June 23, 2016.
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

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated and combined statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
As discussed in Note 2 to the consolidated and combined financial statements, the Company changed its method of accounting for stock compensation in 2017 due to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2014.

New York, New York
March 1, 2018

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$272,624	$253,651
Accounts receivable, net of allowance of $778 and $676, respectively	116,751	63,853
Assets of a business held for sale	—	133,272
Other current assets	55,369	39,618
Total current assets	444,744	490,394
Property and equipment, net	61,620	62,954
Goodwill	1,247,644	1,206,447
Intangible assets, net	230,345	217,682
Deferred income taxes	123,199	5,286
Long-term investments	11,137	55,355
Other non-current assets	11,457	10,560
TOTAL ASSETS	$2,130,146	$2,048,678
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$10,112	$7,357
Deferred revenue	198,095	161,124
Liabilities of a business held for sale	—	37,058
Accrued expenses and other current liabilities	110,566	108,720
Total current liabilities	318,773	314,259
Long-term debt, net	1,252,696	1,176,493
Income taxes payable	8,410	9,126
Deferred income taxes	28,478	25,339
Other long-term liabilities	14,484	20,877

Redeemable noncontrolling interests	6,056	6,062

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 64,370,470 and 45,797,402 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	64	46
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	81,082	490,587
Retained earnings	532,211	182,063
Accumulated other comprehensive loss	(112,318)	(176,384)
Total Match Group, Inc. shareholders’ equity	501,249	496,522
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,130,146	$2,048,678
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenue	$1,330,661	$1,118,110	$909,705
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	279,499	195,648	134,386
Selling and marketing expense	375,610	349,119	342,767
General and administrative expense	179,804	135,019	122,377
Product development expense	101,150	78,117	63,966
Depreciation	32,613	27,726	19,791
Amortization of intangibles	1,468	16,932	13,437
Total operating costs and expenses	970,144	802,561	696,724
Operating income	360,517	315,549	212,981
Interest expense—third party	(77,565)	(82,199)	(17,943)
Interest expense—related party	—	—	(7,965)
Other (expense) income, net	(30,827)	7,866	11,632
Earnings from continuing operations, before tax	252,125	241,216	198,705
Income tax benefit (provision)	103,852	(62,875)	(65,542)
Net earnings from continuing operations	355,977	178,341	133,163
Loss from discontinued operations, net of tax	(5,650)	(6,328)	(12,676)
Net earnings	350,327	172,013	120,487
Net earnings attributable to redeemable noncontrolling interests	(179)	(562)	(104)
Net earnings attributable to Match Group, Inc. shareholders	$350,148	$171,451	$120,383

Net earnings per share from continuing operations:
Basic	$1.35	$0.71	$0.76
Diluted	$1.20	$0.66	$0.72

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.33	$0.68	$0.69
Diluted	$1.18	$0.64	$0.65

Stock-based compensation expense by function:
Cost of revenue	$1,701	$1,447	$481
Selling and marketing expense	4,545	3,426	6,758
General and administrative expense	42,840	33,784	35,897
Product development expense	20,004	13,713	6,265
Total stock-based compensation expense	$69,090	$52,370	$49,401
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net earnings	$350,327	$172,013	$120,487
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	64,588	(36,239)	(63,223)
Change in fair value of available-for-sale securities	—	(2,964)	4,212
Total other comprehensive income (loss)	64,588	(39,203)	(59,011)
Comprehensive income	414,915	132,810	61,476
Comprehensive income attributable to redeemable noncontrolling interests	(701)	(923)	135
Comprehensive income attributable to Match Group, Inc. shareholders	$414,214	$131,887	$61,611
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015

		Match Group, Inc. Shareholders’ Equity or Invested Capital
		Common Stock $0.001 Par Value			Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	Shares (Pro forma)(a)	$	Shares	Additional Paid-in Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Total Match Group Inc. Invested Capital or Shareholders’ Equity	Noncontrolling Interests	Total Invested Capital or Shareholders’ Equity

Balance as of December 31, 2014	$3,678	$—	—	161,130	$—	—	$—	$—	$877,635	$(78,048)	$799,587	$189	$799,776
Net earnings for the year ended December 31, 2015	104	—	—	—	—	—	—	35,593	84,790	—	120,383	—	120,383
Other comprehensive loss, net of tax	(239)	—	—	—	—	—	—	—	—	(58,772)	(58,772)	—	(58,772)
Stock-based compensation expense	5,067	—	—	—	—	—	15,802	—	22,974	—	38,776	—	38,776
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	10	—	—	—	104	—	—	—	104	—	104
Income tax benefit related to stock-based awards and other	—	—	—	—	—	—	7,821	—	—	—	7,821	—	7,821
Purchase of redeemable noncontrolling interests	(2,864)	—	—	—	—	—	—	—	—	—	—	—	—
Transfers from noncontrolling interests to redeemable noncontrolling interests	189	—	—	—	—	—	—	—	—	—	—	(189)	(189)
Net increase in IAC’s investment in Match Group Inc.	—	—	—	12,678	—	—	(17,119)	—	105,970	—	88,851	—	88,851
Contribution from IAC to fund PlentyOfFish	—	—	—	—	36	36,111	344,964	—	—	—	345,000	—	345,000
Capitalization as a result of IPO	—	—	—	(173,808)	174	173,808	1,091,172	—	(1,091,346)	—	—	—	—
Dividend to IAC	—	—	—	—	—	—	(1,442,787)	(24,981)	—	—	(1,467,768)	—	(1,467,768)
Issuance of common stock in connection with IPO	—	38	38,333	—	—	—	428,245	—	—	—	428,283	—	428,283
Purchase of stock-based awards	—	—	—	—	—	—	(23,431)	—	—	—	(23,431)	—	(23,431)
Other	(28)	—	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Balance as of December 31, 2015	5,907	38	38,343	—	210	209,919	404,771	10,612	—	(136,820)	278,811	—	278,811
Net earnings for the year ended December 31, 2016	562	—	—	—	—	—	—	171,451	—	—	171,451	—	171,451
Other comprehensive income (loss), net of tax	361	—	—	—	—	—	—	—	—	(39,564)	(39,564)	—	(39,564)
Stock-based compensation expense	—	—	—	—	—	—	44,524	—	—	—	44,524	—	44,524
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	7	6,495	—	—	—	10,224	—	—	—	10,231	—	10,231
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	959	—	—	—	—	—	—	—	1	—	1
Income tax benefit related to stock-based awards	—	—	—	—	—	—	27,407	—	—	—	27,407	—	27,407
Purchase of redeemable noncontrolling interests	(1,129)	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	361	—	—	—	—	—	(361)	—	—	—	(361)	—	(361)
Other	—	—	—	—	—	—	4,022	—	—	—	4,022	—	4,022
Balance as of December 31, 2016	6,062	46	45,797	—	210	209,919	490,587	182,063	—	(176,384)	496,522	—	496,522
Net earnings for the year ended December 31, 2017	179	—	—	—	—	—	—	350,148	—	—	350,148	—	350,148
Other comprehensive income, net of tax	522	—	—	—	—	—	—	—	—	64,066	64,066	—	64,066
Stock-based compensation expense	—	—	—	—	—	—	54,604	—	—	—	54,604	—	54,604
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,688	—	—	—	(248,787)	—	—	—	(248,781)	—	(248,781)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	12	11,885	—	—	—	(215,429)	—	—	—	(215,417)	—	(215,417)
Purchase of redeemable noncontrolling interests	(436)	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(107)	—	—	—	—	—	107	—	—	—	107	—	107
Other	(164)	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	$6,056	$64	64,370	—	$210	209,919	$81,082	$532,211	$—	$(112,318)	$501,249	$—	$501,249
___________________________
(a) Common stock prior to the IPO was presented as a component of Invested Capital as the financial statements were prepared on a combined basis. Pro forma common stock is being presented for informational purposes.
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$355,977	$178,341	$133,163
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	69,090	52,370	49,401
Depreciation	32,613	27,726	19,791
Amortization of intangibles	1,468	16,932	13,437
Deferred income taxes	(118,251)	(10,298)	(20,927)
Acquisition-related contingent consideration fair value adjustments	5,253	(9,197)	(11,056)
Other adjustments, net	22,142	(4,797)	(1,390)
Changes in assets and liabilities
Accounts receivable	(51,587)	(10,731)	(20,088)
Other assets	(10,564)	(5,321)	(10,367)
Accounts payable and accrued expenses and other current liabilities	(16,801)	(24,346)	29,934
Income taxes payable and receivable	(1,002)	29,641	41,797
Deferred revenue	32,753	19,235	30,198
Net cash provided by operating activities attributable to continuing operations	321,091	259,555	253,893
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(280)	(686)	(610,222)
Capital expenditures	(28,833)	(46,098)	(25,246)
Proceeds from the sale of a business, net	96,144	—	—
Proceeds from the sale of long-term investment	60,163	—	—
Proceeds from sale of a marketable security	—	11,716	—
Purchases of investments	(9,076)	(500)	—
Other, net	70	8,369	(7,882)
Net cash provided by (used in) investing activities attributable to continuing operations	118,188	(27,199)	(643,350)
Cash flows from financing activities attributable to continuing operations:
Term Loan borrowings	75,000	—	788,000
Proceeds from bond offering	450,000	400,000	—
Principal payment on Senior Notes	(445,172)	—	—
Principal payments on Term Loan	—	(450,000)	—
Debt issuance costs	(12,285)	(7,811)	(17,174)
Fees and expenses related to Note Exchange	—	—	(6,954)
Proceeds from initial public offering, net of fees and expenses	—	—	428,789
Cash dividend to IAC	—	—	(1,022,500)
Transfers to IAC in periods prior to the IPO	—	—	(86,012)
Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	—	—	500,000
Repayment of related party debt	—	—	(182,509)
Proceeds from issuance of common stock pursuant to stock-based awards	59,442	39,378	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(254,210)	(29,830)	—
Purchase of redeemable noncontrolling interests	(436)	(1,129)	(2,864)
Purchase of stock-based awards	(272,459)	—	(23,431)
Acquisition-related contingent consideration payments	(23,429)	—	(5,510)
Other, net	(165)	(11,802)	—
Net cash (used in) provided by financing activities attributable to continuing operations	(423,714)	(61,194)	369,835
Total cash provided by (used in) continuing operations	15,565	171,162	(19,622)

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash (used in) provided by operating activities attributable to discontinued operations	(6,061)	4,231	(6,427)
Net cash used in investing activities attributable to discontinued operations	(471)	(4,152)	(5,512)
Total cash (used in) provided by discontinued operations	(6,532)	79	(11,939)
Effect of exchange rate changes on cash and cash equivalents	9,940	(5,763)	(7,896)
Net increase (decrease) in cash and cash equivalents	18,973	165,478	(39,457)
Cash and cash equivalents at beginning of period	253,651	88,173	127,630
Cash and cash equivalents at end of period	$272,624	$253,651	$88,173

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc. is the world’s leading provider of subscription dating products servicing North America, Western Europe, Asia and many other regions around the world through websites and applications that we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, and Pairs, each designed to increase our users’ likelihood of finding a romantic connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries. Following the sale of our Non-dating segment in March 2017, Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
On November 24, 2015, the Company completed its initial public offering (“IPO”) of 38.3 million shares of its common stock at a price of $12.00 per share for proceeds, net of fees and expenses, of $428.3 million. As of December 31, 2017, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 81.2% and 97.6%, respectively.
All references to “Match Group,” the “Company,” “we,” “our,” or “us” in this report are to Match Group, Inc.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s financial statements were prepared on a consolidated basis beginning October 1, 2015 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization of the entities included in Match Group at the time of the IPO were not completed until October 1, 2015. The preparation of financial statements on a combined basis for periods prior thereto allows for the financial statements to be presented on a consistent basis for all periods presented. The combined financial statements reflect the historical financial position, results of operations and cash flows of Match Group’s businesses since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
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
Accounting for Investments
Investments in common stock or in-substance common stock of entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Investments in companies that the Company does not control, which are not in the form of common stock or in-substance common stock, are also accounted for using the cost method. The

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee’s ability to obtain additional financing to achieve its business plan; the need for changes to the investee’s existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
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
Revenue Recognition
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the applicable subscription period, which primarily ranges from one to six months, and corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. Deferred revenue is $198.3 million and $161.1 million at December 31, 2017 and 2016, respectively. The Company also earns revenue from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents include AAA rated government money market funds and time deposits with maturities of less than 91 days. Internationally, cash equivalents include money market funds.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Accounts Receivable, net of allowance for doubtful accounts and revenue reserves
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts and revenue reserves. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company and the condition of the general economy and the customer’s industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amounts of these reserves are based, in part, on historical experience.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	2 to 3 years
Furniture and other equipment	5 years
Leasehold improvements	6 to 10 years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized software was $20.9 million and $25.2 million at December 31, 2017 and 2016, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated and combined financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated and combined financial statements. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. See “Note 7—Fair Value Measurements and Financial Instruments” for a discussion of contingent consideration arrangements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill on its one reporting unit and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value an impairment loss equal to the excess is recorded.
For the Company's annual goodwill test at October 1, 2017, a qualitative assessment of goodwill was performed because the Company concluded it was more likely than not that the fair value of the reporting unit was in excess of its carrying value. The primary factors that the Company considered in its qualitative assessment were than its market capitalization of $6.3 billion exceeded its carrying value by more than 1100% and the Company’s strong operating performance. A qualitative assessment was also performed for 2016 and the Company concluded it was more likely than not that the fair value of the reporting unit was in excess of its carrying value.
The Company foregoes a qualitative assessment and tests the goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company's reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
When a quantitative assessment is required, either on an interim basis or annual basis as of October 1 each year, the fair value of the reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the reporting unit. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting unit’s current results and forecast, as well as macroeconomic and industry specific factors. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of the reporting unit. To determine a peer group of companies for our reporting unit, we consider companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair value of the reporting unit is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company’s assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets is less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11% to 26% in both 2017 and 2016, and the royalty rates used ranged from 3% to 7% in 2017 and 1% to 7% in 2016.
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

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See “Note 7—Fair Value Measurements and Financial Instruments” for a discussion of fair value measurements made using Level 3 inputs.

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our websites. Advertising expense was $340.4 million, $325.0 million and $316.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
Match Group is included with IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax expense has been computed for Match Group on an as if stand-alone, separate return basis.

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
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of the benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
The Tax Cuts and Jobs Act (“Tax Act”) imposes a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries beginning in 2018. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company intends to elect to recognize the tax on GILTI as a period expense in the period the tax is incurred.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated and combined statement of operations as a component of “Other (expense) income, net.”
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. Losses of $0.7 million and gains of $2.2 million during the years ended December 31, 2017 and 2015, respectively, are included in “Other (expense) income, net” in the accompanying consolidated and combined statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 12—Stock-based Compensation” for a discussion of the Company’s stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated balance sheet.
In connection with the acquisition of certain subsidiaries, current and former senior management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase these interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. No put and call arrangements were exercised during 2017, 2016 or 2015. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital/invested capital. During the years ended December 31, 2017, 2016 and 2015, the Company recorded adjustments of $(0.1) million, $0.4 million and less than $(0.1) million, respectively, to (decrease) increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Certain Risks and Concentrations
The Company’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are principally maintained with financial institutions that are not covered by deposit insurance.
Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015, 2016 and 2017; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, narrow-scope improvements and practical expedients.
ASU No. 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers. This five-step model includes (1) identifying the contract(s) with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application.
The Company’s evaluation of the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements is substantially complete. The Company has adopted ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. The Company does not expect to record an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018. The Company does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

certain equity investments will be measured at fair value with changes recognized in net income. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. The Company will adopt ASU No. 2016-01 effective January 1, 2018 and its adoption will not have a material effect on the consolidated financial statements upon adoption. The adoption of ASU No. 2016-01 may increase the volatility of our results of operations as a result of the remeasurement of our cost method investments.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU No. 2016-02 effective January 1, 2019.
The Company is not a lessor and has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation related to any of our outstanding debt or our credit agreement, as, in each circumstance, the leverage calculations are not affected by the liability that will be recorded upon adoption of the new standard.
While the Company's evaluation of the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements continues, outlined below is a summary of the status of the Company's progress:

•
the Company has selected a software package to assist in the determination of the right of use asset and related liability as of January 1, 2019 and to provide the required information following the adoption;

•	the Company has prepared summaries of its leases for input into the software package;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and

•	the Company is developing its accounting policy, procedures and controls related to the new standard.
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the third quarter of 2018.
Accounting Pronouncements adopted by the Company
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about the changes to the terms and conditions of a share-based payment award that require an entity to apply modification accounting in "Stock Compensation (Topic 718)." The provisions of ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date. The Company early adopted the provisions of ASU No. 2017-09 during the third quarter of 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods. Early adoption is permitted. Upon adoption, cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability are classified as cash outflows for investing activities. Cash payments up to the amount of the contingent consideration liability initially recognized at the acquisition date (including measurement-period adjustments) are classified as financing activities; any excess is classified as operating activities. Cash payments which are not made soon after the acquisition date of a business to settle a

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon the exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the years ended December 31, 2017, 2016 and 2015, of $279.7 million, $29.7 million and $38.4 million, respectively, and amounts for 2016 and 2015 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method; previously such benefits were included in the calculation. This change increased fully diluted shares by approximately 10.3 million shares for the year ended December 31, 2017. The Company continues to account for forfeitures using an estimated forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill under the two-step impairment test to measure a goodwill impairment charge. The Company early adopted the provisions of ASU No. 2017-04 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
Match Group is included within IAC's tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current income tax provision and deferred income tax benefit have been computed for Match Group on an as if stand-alone, separate return basis. Match Group’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.
U.S. and foreign earnings before income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$143,286	$109,457	$168,661
Foreign	108,839	131,759	30,044
Total	$252,125	$241,216	$198,705

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax provision:
Federal	$(11,533)	$44,782	$73,604
State	(512)	4,427	7,193
Foreign	26,444	23,964	5,672
Current income tax provision	14,399	73,173	86,469
Deferred income tax benefit:
Federal	(102,337)	(2,119)	(14,173)
State	(15,731)	(280)	(1,090)
Foreign	(183)	(7,899)	(5,664)
Deferred income tax benefit	(118,251)	(10,298)	(20,927)
Income tax (benefit) provision	$(103,852)	$62,875	$65,542
The deferred tax asset for net operating losses (“NOLs”) was increased by $279.7 million for the year ended December 31, 2017 for excess tax deductions attributable to stock-based compensation. The related income tax benefit was recorded as a component of the deferred income tax benefit. The current income tax payable was reduced by $29.7 million and $38.4 million for the years ended December 31, 2016 and 2015, respectively, for excess tax deductions attributable to stock-based compensation. For the years ended December 31, 2016 and 2015, the related income tax benefits were recorded as increases to additional paid-in capital.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for net operating losses.

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Accrued expenses	$4,327	$7,428
Net operating loss carryforwards	143,156	24,907
Stock-based compensation	13,236	27,476
Other	16,217	8,242
Total deferred tax assets	176,936	68,053
Less valuation allowance	(24,795)	(23,411)
Net deferred tax assets	152,141	44,642
Deferred tax liabilities:
Intangible and other assets	(52,838)	(61,980)
Fixed assets	(3,164)	(2,276)
Other	(1,418)	(439)
Total deferred tax liabilities	(57,420)	(64,695)
Net deferred tax assets (liabilities)	$94,721	$(20,053)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, the Company has federal and state net operating losses (“NOLs”) of $524.2 million and $217.4 million, respectively. If not utilized, the federal NOLs will expire in 2037, and the state NOLs will expire at various times primarily between 2027 and 2037. At December 31, 2017, the Company has foreign NOLs of $76.9 million available to offset future income. Of these foreign NOLs, $73.8 million can be carried forward indefinitely and $3.1 million will expire at various times between 2018 and 2027. During 2017, the Company recognized tax benefits related to NOLs of $134.7 million. At December 31, 2017, the Company has federal capital losses of $10.4 million. If not utilized, the capital losses will expire between 2021 and 2022. Utilization of capital losses will be limited to the Company’s ability to generate future capital gains.
At December 31, 2017, the Company has tax credit carryforwards of $8.1 million. Of this amount, $4.5 million relates to federal and state tax credits for research activities, $3.0 million relates to foreign tax credits and $0.6 million to various other credits. Of these credit carryforwards, $1.2 million can be carried forward indefinitely and $6.9 million will expire within twenty years.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2017, the Company has a gross deferred tax asset of $131.5 million that the Company expects to fully utilize on a more likely than not basis.
During 2017, the Company’s valuation allowance increased by $1.4 million primarily due to an other-than-temporary impairment charges on a cost method investment and an increase in foreign tax loss carryforwards. At December 31, 2017, the Company has a valuation allowance of $24.8 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$88,244	$84,425	$69,547
Change in tax reserves, net	(443)	(1,049)	(595)
State income taxes, net of effect of federal tax benefit	2,471	2,804	3,946
Foreign income taxed at a different statutory rate	(15,014)	(13,761)	(2,698)
Foreign rate change	(1,523)	(4,454)	—
Transition tax	23,748	—	—
Deferred tax adjustment for enacted changes in tax laws and rates	68,594	—	—
Equity compensation	(278,343)	3,247	1,767
Non-taxable contingent consideration fair value adjustments	1,839	(3,193)	(3,898)
Non-taxable foreign currency exchange gains and losses	6,231	(6,837)	(3,776)
Other, net	344	1,693	1,249
Income tax (benefit) provision	$(103,852)	$62,875	$65,542

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1	$25,913	$24,908	$10,935
Additions based on tax positions related to the current year	697	1,706	2,903
Additions for tax positions of prior years	1,104	1,414	12,846
Reductions for tax positions of prior years	(1,233)	(783)	(902)
Settlements	—	(258)	—
Expiration of applicable statute of limitations	(1,418)	(1,074)	(874)
Balance at December 31	$25,063	$25,913	$24,908
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both December 31, 2017 and 2016, the Company had accrued $1.8 million and $1.5 million, respectively, for the payment of interest. At December 31, 2017 and 2016, the Company had accrued $1.5 million and $1.6 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the year 2013 has been extended to June 30, 2018. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2017 and 2016, unrecognized tax benefits, including interest, were $26.8 million and $27.4 million, respectively. At December 31, 2017 and 2016, approximately $17.6 million and $17.7 million, respectively, were included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2017 are subsequently recognized, $25.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $25.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $9.8 million by December 31, 2018, primarily due to settlements and expirations of statutes of limitations.
On December 22, 2017, the U.S. enacted the Tax Act, which subjects to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implements a number of changes that take effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on GILTI earned by foreign subsidiaries. The Company’s income tax provision for the year ended December 31, 2017 includes expense of $92.3 million related to the Tax Act, of which, $23.7 million relates to the Transition Tax and a $68.6 million relates to the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company has sufficient current year net operating losses to offset the taxable income resulting from the Transition Tax and, therefore, will not be required to pay the one-time Transition Tax.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Transition Tax on deemed repatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional transition tax expense of $23.7 million. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of IAC’s U.S. federal tax return, which includes the operations of Match Group, which is due October 15, 2018. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.
As of December 31, 2017, the Company has $69.2 million in foreign cash that can be repatriated without any significant tax consequences as it has been substantially subjected to U.S. income tax under the Transition Tax imposed by the Tax Act. The Company has not provided for approximately $0.9 million of deferred taxes as the foreign cash earnings are indefinitely reinvested outside the U.S. The Company reassess its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this judgment.
NOTE 4—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized a loss on the sale of the business of $2.1 million, which is reported within discontinued operations.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The key components of loss from discontinued operations for the years ended December 31, 2017, 2016 and 2015 consist of the following:

	For the years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue	$23,980	$104,416	$110,726
Operating costs and expenses	(29,601)	(114,057)	(130,151)
Operating loss	(5,621)	(9,641)	(19,425)
Other (expense) income	(2,136)	11	105
Income tax benefit	2,107	3,302	6,644
Loss from discontinued operations	$(5,650)	$(6,328)	$(12,676)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2017	2016
	(In thousands)
Goodwill	$1,247,644	$1,206,447
Intangible assets with indefinite lives	228,296	214,461
Intangible assets with definite lives, net	2,049	3,221
Total goodwill and intangible assets, net	$1,477,989	$1,424,129
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Balance at January 1	$1,206,447	$1,218,380
Additions	120	737
Deductions	(29)	(2,984)
Foreign Exchange Translation	41,106	(9,686)
Balance at December 31	$1,247,644	$1,206,447

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2017 and 2016, intangible assets with definite lives are as follows:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$5,830	$(5,765)	$65	3.0
Technology	4,592	(4,588)	4	2.0
Other	3,280	(1,300)	1,980	4.4
Total	$13,702	$(11,653)	$2,049	4.4

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$5,296	$(5,119)	$177	3.0
Technology	4,275	(3,531)	744	2.0
Other	3,000	(700)	2,300	5.0
Total	$12,571	$(9,350)	$3,221	4.2
At December 31, 2017, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2018	$949
2019	600
2020	500
Total	$2,049
NOTE 6—MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
During the second quarter of 2016, the Company sold its marketable security in its entirety. Proceeds and gross realized gains from the sale of the available-for-sale marketable security were $11.7 million and $3.1 million, respectively, for the year ended December 31, 2016.
Long-term investments consist of:

	December 31,
	2017	2016
	(In thousands)
Cost method investments	$11,137	$55,355
Total long-term investments	$11,137	$55,355
During the years ended December 31, 2017 and 2016, we recognized other-than-temporary impairment charges of $2.3 million and $0.7 million, respectively, related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On October 23, 2017, a cost method investment with a carrying value of $51.1 million was sold for net proceeds of $60.2 million resulting in a pre-tax gain of $9.1 million, which is included in “Other (expense) income, net” in the accompanying consolidated and combined statement of operations.
NOTE 7—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$71,197	$—	$—	$71,197
Time deposits	—	35,023	—	35,023
Total	$71,197	$35,023	$—	$106,220

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$85,225	$—	$—	$85,225

Liabilities:
Contingent consideration arrangements	$—	$—	$(19,418)	$(19,418)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2017	2016
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(19,418)	$(28,993)
Total net (losses) gains:
Fair value adjustments	(5,253)	9,197
Included in other comprehensive (loss) income	(1,405)	(1,571)
Fair value at date of acquisition	—	(185)
Settlements	23,429	—
Other	—	2,134
Balance at December 31	$(2,647)	$(19,418)
Contingent consideration arrangements
As of December 31, 2017, there are two contingent consideration arrangements related to business acquisitions. One of the contingent consideration arrangements has limits as to the maximum amount that can be paid. The maximum contingent payment related to this arrangement and the gross fair value of this arrangement, before the unamortized discount, at December 31, 2017, is $3.0 million. No payment is expected for the other contingent consideration arrangement, which does not have a limit on the maximum earnout.
The current contingent consideration arrangements are based upon earnings performance. Previous contingent consideration arrangements were based upon earnings performance and/or operating metrics. The Company determined the fair value of the contingent consideration arrangement for which a payment is expected by using probability-weighted analyses to determine the amounts of the gross liability, and, for arrangements that are long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated and combined financial statements. The fair values of the contingent consideration arrangements at both December 31, 2017 and 2016 reflect discount rates of 12%.
The fair value of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated and combined statement of operations. The contingent consideration arrangement liability at December 31, 2017 and 2016 includes a current portion of $0.6 million and $19.0 million, respectively, and non-current portion of $2.0 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net	$(1,252,696)	$(1,320,289)	$(1,176,493)	$(1,244,641)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair value of long-term debt, net is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 8—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2017	2016
	(In thousands)
Term Loan due November 16, 2022	$425,000	$350,000
6.75% Senior Notes due December 15, 2022 (the “2015 Senior Notes”); interest payable each June 15 and December 15	—	445,172
6.375% Senior Notes due June 1, 2024 (the “2016 Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “2017 Senior Notes”); interest payable each June 15 and December 15, which commences June 15, 2018	450,000	—
Total long-term debt	1,275,000	1,195,172
Less: Unamortized original issue discount and original issue premium, net	8,668	5,245
Less: Unamortized debt issuance costs	13,636	13,434
Total long-term debt, net	$1,252,696	$1,176,493
Senior Notes:
We issued the 2017 Senior Notes on December 4, 2017. These notes were issued at 99.027% of par. The proceeds of $445.6 million, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below plus accrued and unpaid interest:

Beginning December 15,	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below plus accrued and unpaid interest:

Beginning June 1,	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The 2015 Senior Notes were redeemed on December 17, 2017 with proceeds from the 2017 Senior Notes and cash on hand. The related call premium of $10.6 million is included in “Other (expense) income, net” in the consolidated and combined financial statements.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At December 31, 2017, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain ratios set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
On November 16, 2015, under a credit agreement (the “Credit Agreement”), the Company borrowed $800 million in the form of a term loan (the “Term Loan”). During 2016, Match Group made $450 million of principal payments, $400 million of which was funded from proceeds from the 2016 Senior Notes. On August 14, 2017, the Company increased the Term Loan by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50%, and reduced the LIBOR floor to 0.00%. The interest rate at December 31, 2017 is 3.85%. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
Additionally, the Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At December 31, 2017 and 2016, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 2017 and 2016 Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2022	$425,000
2024	400,000
2027	450,000
Total	1,275,000
Less: Unamortized original issue discount	8,668
Less: Unamortized debt issuance costs	13,636
Total long-term debt, net	$1,252,696

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 9—SHAREHOLDERS' EQUITY
Description of Common Stock, Class B Convertible Common Stock and Class C Common Stock
The rights of holders of Match Group common stock, Class B common stock and Class C common stock are identical, except for voting rights, conversion rights and dividend rights. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class B common stock are entitled to ten votes per share on all matters to be voted upon by stockholders. Holders of Class C common stock have no voting rights, except as otherwise required by the laws of the State of Delaware, in which case holders of Class C common stock are entitled to one one-hundredth (1/100) of a vote per share. Holders of the Company’s common stock, Class B common stock and Class C common stock do not have cumulative voting rights in the election of directors.
Shares of Match Group’s Class B common stock are convertible into shares of our common stock at the option of the holder at any time on a share for share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of Match Group by means of a stock dividend on, or a stock split or combination of, our outstanding common stock or Class B common stock, or in the event of any merger, consolidation or other reorganization of Match Group with another corporation. Upon the conversion of a share of our Class B common stock into a share of our common stock, the applicable share of Class B common stock will be retired and will not be subject to reissue. Shares of common stock and Class C common stock have no conversion rights.
The holders of shares of Match Group common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such dividends as may be declared by Match Group’s Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up, holders of the Company’s common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2017, IAC holds 209.9 million shares of our Class B common stock, representing 100% of our outstanding Class B common stock, and 12.8 million shares of our common stock, representing 20.0% of our outstanding common stock. IAC’s ownership interest is 81.2% and IAC holds 97.6% of the outstanding total voting power of the Company.
In the event that Match Group issues or proposes to issue any shares of Match Group common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in an investor rights agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company’s non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with equity compensation plans, 73.5 million shares of Match Group common stock are reserved at December 31, 2017.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(176,384)	$(176,384)
Other comprehensive income before reclassifications	63,352	63,352
Amounts reclassified into earnings	714	714
Net current period other comprehensive income	64,066	64,066
Balance at December 31	$(112,318)	$(112,318)

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive (loss) income	(36,600)	94	(36,506)
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net period other comprehensive loss	(36,600)	(2,964)	(39,564)
Balance at December 31	$(176,384)	$—	$(176,384)

	Year Ended December 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(76,800)	$(1,248)	$(78,048)
Other comprehensive (loss) income before reclassifications	(60,793)	4,212	(56,581)
Foreign currency translation adjustment reclassified into earnings related to the substantial liquidation of a foreign business	(2,191)	—	(2,191)
Net period other comprehensive (loss) income	(62,984)	4,212	(58,772)
Balance at December 31	$(139,784)	$2,964	$(136,820)
At December 31, 2017, 2016 and 2015, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$355,977	$355,977	$178,341	$178,341	$133,163	$133,163
Net earnings attributable to redeemable noncontrolling interests	(179)	(179)	(562)	(562)	(104)	(104)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	$355,798	$355,798	$177,779	$177,779	$133,059	$133,059
Loss from discontinued operations, net of tax	$(5,650)	$(5,650)	$(6,328)	$(6,328)	$(12,676)	$(12,676)
Net earnings attributable to Match Group, Inc. shareholders	$350,148	$350,148	$171,451	$171,451	$120,383	$120,383

Denominator
Basic weighted average common shares outstanding	264,014	264,014	251,522	251,522	174,784	174,784
Dilutive securities including stock options, RSUs, and subsidiary denominated equity awards (a)(b)	—	32,062	—	18,203	—	10,150
Dilutive weighted average common shares outstanding	264,014	296,076	251,522	269,725	174,784	184,934

Earnings (loss) per share:
Earnings per share from continuing operations	$1.35	$1.20	$0.71	$0.66	$0.76	$0.72
Loss per share from discontinued operations, net of tax	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.07)	$(0.07)
Earnings per share attributable to Match Group, Inc. shareholders	$1.33	$1.18	$0.68	$0.64	$0.69	$0.65
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and the vesting of restricted stock units (“RSUs”). For the years ended December 31, 2017, 2016, and 2015, 4.7

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

million, 6.1 million and 5.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and restricted stock units (“PSUs”) are considered contingently issuable shares. Market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs are dilutive for the respective reporting periods. For the years ended December 31, 2017, 2016, and 2015, 3.8 million, 2.5 million, and 7.5 million market-based awards, PSOs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

NOTE 12—STOCK-BASED COMPENSATION
The Company currently has two active stock and annual incentive plans, one which became effective in 2015 upon the completion of the IPO and another plan approved by shareholders in 2017. The 2015 plan replaced two historical plans that governed equity awards granted prior to the IPO. The 2015 plan covers stock options to acquire shares of Match Group common stock and RSUs granted pursuant to the historical plans and stock options and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries granted prior to the IPO, as well as provides for the future grant of these and other equity awards. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2017, there were 25.1 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively and an additional 4.6 million shares within the 2015 plan related to awards outstanding under the historical plans and subsidiary equity awards granted prior to the IPO.
The 2015 and 2017 plans have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. Neither plan specifies grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options granted subsequent to September 1, 2015 will generally vest in four equal annual installments over a four-year period. RSU awards outstanding generally vest over a three- or four-year period. PSU awards outstanding generally vest in two equal annual installments over a two-year period. Market-based awards outstanding generally vest over a two- to four-year period.
Stock-based compensation expense recognized in the consolidated and combined statement of operations includes expense related to the Company’s stock options and RSUs, performance-based stock options, PSUs, and market-based RSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and market-based awards held by Match Group employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2017, there is $148.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
The total income tax benefit recognized in the accompanying consolidated and combined statement of operations for the years ended December 31, 2017, 2016 and 2015 related to stock-based compensation is $295.1 million, $16.4 million and $16.9 million, respectively. The increase in total income tax benefit recognized during 2017 is due to the adoption of ASU 2019-06 and the recognition of excess tax benefits attributable to stock-based compensation included as a component of the current year provision for income taxes rather than recognized in equity.
The Company will recognize a corporate income tax deduction based on the intrinsic value of the options exercised in 2017, however, there will be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. The tax benefit to be realized on stock option deductions, including

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

those net settled, for the year ended December 31, 2017 is $310.9 million. The income tax benefit realized on stock option deductions, including those net settled, for the year ended December 31, 2016 and for the period subsequent to the IPO through December 31, 2015 is $40.1 million, and less than $0.1 million, respectively. For the period prior to the IPO, the related tax benefit realized by the Company in 2015 was $41.9 million.
Stock Options
Stock options outstanding at December 31, 2017 and changes during the year ended December 31, 2017 are as follows:

	December 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2017	33,646	$12.31
Converted Tinder options	50,805	3.43
Granted	8,223	20.49
Exercised	(52,794)	4.16
Forfeited	(3,984)	13.15
Expired	(18)	10.82
Outstanding at December 31, 2017 (a)	35,878	$13.50	8.2	$638,864
Options exercisable	7,826	$12.28	7.5	$148,954
______________________

(a)
Included in the outstanding balance at December 31, 2017 are 2.3 million performance-based stock options, which vest in varying amounts and years depending upon certain performance conditions. The Company expects 0.1 million shares to vest based on our current assessment of the performance conditions. The table above includes these awards at their maximum potential payout.

The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2017. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 is $533.8 million, $37.3 million and $5.7 million, respectively.
Converted Tinder options. In July 2017, the Company elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options at a value determined through a process involving two investment banks. The conversion, for the majority of the awards, did not modify the vesting schedule of the award or the expiration date of the awards. These equity awards generally vest over a four-year period and have an expiration date 10 years from the initial grant date.
Upon the conversion into Match Group options, these formerly subsidiary denominated awards, when exercised, can be settled by Match Group issuing shares of its common stock equal in value to the intrinsic value of the award being settled, net of shares with a value equal to the withholding taxes due, which taxes are remitted by Match Group to the government on behalf of the employees or the employee can pay the exercise price and applicable withholding taxes and receive the number of Match Group shares equal to the number of options exercised. At the time of settlement, IAC has the option to issue its own shares directly to the award holders, in which case Match Group would in turn issue its shares to IAC as reimbursement. In either settlement scenario, the same number of Match Group shares would be issued. At December 31, 2017, assuming all outstanding converted Tinder awards, including vested and unvested awards, were exercised on a net basis on that date, the Company would have remitted $102.4 million in cash in withholding taxes (assuming a 50% withholding rate) on

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

behalf of the employees and issued 3.3 million of its common shares. See “Note 16—Related Party Transactions” for additional information on shares issued to IAC related to this plan.
During the year ended December 31, 2017, we made cash payments totaling $272.5 million to purchase certain fully vested options and $248.0 million to cover withholding taxes paid on behalf of employees who exercised options that were net settled. These awards are included in the “Exercised” line above.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2017	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2017	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
	(Shares in thousands)
$0.01 to $5.00	1,446	6.8	$3.39	263	6.2	$2.98
$5.01 to $10.00	6,289	8.5	8.42	982	8.4	8.02
$10.01 to $15.00	15,785	7.8	12.24	4,972	7.3	12.52
$15.01 to $20.00	9,450	8.6	17.02	1,609	7.8	15.62
$20.01 to $25.00	1,547	9.7	23.20	—	—	—
$25.01 to $30.00	1,356	9.8	26.93	—	—	—
$30.01 to $35.00	5	9.9	30.61	—	—	—
	35,878	8.2	$13.50	7,826	7.5	$12.28
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. At December 31, 2017, the Company uses IAC’s historical volatility due to the Company representing a large percentage of the overall value of IAC and the lack of sufficient historical volatility information for the Company since the IPO in November 2015. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Prior to the IPO, expected term was based on the mid-point of the first and last windows for exercise. Following the IPO, expected term is based upon the historical exercise pattern of IAC’s employees for comparable awards, a ten-year contractual life with vesting in four equal annual installments, because the Company does not yet have sufficient data to estimate an expected term for these awards. Beginning in 2018, the Company will begin using its own historical data to inform expected term and volatility. No dividends have been assumed. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	27%	27%	28%
Risk-free interest rate	1.9%	1.3%	1.3%
Expected term	5.0 years	4.8 years	4.1 years
Dividend yield	—%	—%	—%
On November 18, 2015, the Company granted 1.8 million market-based stock options to its then Chairman and Chief Executive Officer. The award is subject to market-based conditions and service-based vesting. The market-based vesting condition was achieved in 2016. The award has a ten-year contractual life and vests in four equal annual installments beginning on the first anniversary of the grant date. The grant date fair value of this market-based award was estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price. The assumptions used to calculate the fair value of this award included expected volatility of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27%, a risk-free interest rate of 2.3% and a 0% dividend yield. Expense is recognized over the four-year vesting period because it exceeds the derived service period of three years, which is an output of the option pricing model.
Approximately 8.2 million, 8.7 million and 21.1 million stock options were granted by the Company during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 is $5.67, $2.98 and $3.46, respectively.
Cash received from stock option exercises for the years ended December 31, 2017 and 2016 is $59.4 million and $39.4 million, respectively. For the year ended December 31, 2015, no cash was received from the exercise of stock options.
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
Unvested RSUs and PSUs outstanding at December 31, 2017 and changes during the year ended December 31, 2017 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2017	539	$15.21	165	$10.11
Granted	1,919	19.21	—	—
Vested	(244)	15.44	—	—
Forfeited	—	—	(165)	10.11
Unvested at December 31, 2017	2,214	$18.65	—	$—
______________________

(a)	This represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2017 and 2016 and for the period subsequent to the IPO through December 31, 2015, based on market prices of Match Group’s common stock on the grant date, was $19.21, $12.65 and $14.52, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2017 and 2016 was $6.7 million and $1.1 million, respectively. No RSUs or PSUs vested during the year ended December 31, 2015.
Market-based Awards
During 2017 and 2016, the Company granted market-based awards to certain employees. The number of awards that ultimately vest for certain awards is dependent upon Match Group’s stock price and for other awards on the valuation of a wholly-owned business. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price and, as necessary,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

the valuation of the subsidiary. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests in addition to the market condition.
Market-based awards outstanding at December 31, 2017 and changes during the year ended December 31, 2017 are as follows:

	Market-based awards
	Number of shares	Weighted Average Grant Date Price
	(Shares in thousands)
Unvested at January 1, 2017	1,536	$10.66
Granted	5,330	19.56
Vested	(166)	10.65
Forfeited	(593)	11.95
Unvested at December 31, 2017	6,107	$19.41
The weighted average fair value of market-based awards granted during the years ended December 31, 2017 and 2016 and for the period subsequent to the IPO through December 31, 2015, based on the valuation model, was $7.50, $1.77 and $2.15, respectively. The total fair value of market-based awards that vested during the years ended December 31, 2017 and December 31, 2016 was $3.1 million and $0.1 million, respectively. There were no market-based awards that vested during the year ended December 31, 2015.
Equity Instruments Formerly Denominated in the Shares of Certain Subsidiaries
In July 2017, the Company elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options. See discussion above in “Converted Tinder options.”
The Company issued 1.7 million Match Group common shares, and paid $22.8 million of withholding taxes, to settle awards exercised to current and former employees who exercised their subsidiary options during the year ended December 31, 2016.
During 2014, the Company granted an equity award denominated in shares of a subsidiary of the Company to a non-employee, which was marked to market each reporting period. In the third quarter of 2016, the Company settled the vested portion of the award for cash of $13.4 million. In the third quarter of 2017, the award was modified and the Company settled the remaining portion of the award for cash of $33.9 million.
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
IAC Denominated Stock Options
There were no IAC stock options granted by IAC under its equity incentive plans to employees of Match Group during the years ended December 31, 2017 and 2015. During the year ended December 31, 2016, there were less than 0.1 million IAC stock options granted by IAC under its equity incentive plans to employees of Match Group. Approximately 0.2 million IAC stock options remain outstanding to employees of Match Group as of December 31, 2017. The fair value of each stock option award was estimated on the grant date using the Black–Scholes option pricing model. IAC stock options were granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

IAC Denominated RSUs and Market-based Awards
There were no IAC RSUs or market-based awards granted by IAC to employees of Match Group during the year ended December 31, 2017. Less than 0.1 million and 0.7 million IAC RSUs and market-based awards were granted by IAC to employees of Match Group during the years ended December 31, 2016 and 2015, respectively. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The number of market-based awards that ultimately vest is dependent upon Match Group’s stock price. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Some of the market-based awards contain performance targets set at the time of grant that must be achieved before an award vests.
NOTE 13—SEGMENT INFORMATION
The Company has one operating segment, Dating, which is also the Company’s one reportable segment.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue	$1,330,661	$1,118,110	$909,705
Operating Income	360,517	315,549	212,981
Adjusted EBITDA(a)	468,941	403,380	284,554
Capital Expenditures	28,833	46,098	25,246

	December 31,
	2017	2016
	(In thousands)
Segment Assets(b)	$467,338	$423,037
______________________

(a)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Match Group’s statement of operations of certain expenses.

(b)
Consistent with the Company’s primary metric (described in (a) above), the Company excludes, if applicable, property and equipment, goodwill, and intangible assets from the measure of segment assets presented above.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents revenue disaggregated by source:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Direct revenue	$1,281,249	$1,067,364	$866,583
Indirect revenue (principally advertising revenue)	49,412	50,746	43,122
Total Revenue	$1,330,661	$1,118,110	$909,705
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue
United States	$730,514	$676,564	$589,924
All other countries	600,147	441,546	319,781
Total	$1,330,661	$1,118,110	$909,705
The United States is the only country whose revenue is greater than 10 percent of total revenue.

	December 31,
	2017	2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$37,547	$41,747
All other countries	24,073	21,207
Total	$61,620	$62,954
The only countries, other than the United States, with greater than 10 percent of total long-lived assets (excluding goodwill and intangible assets), was France with $13.6 million and $14.3 million and Canada with $6.7 million and $3.6 million as of December 31, 2017 and 2016, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income and net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2017
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA

Match Group, Inc.	$360,517	$69,090	$32,613	$1,468	$5,253	$468,941
Interest expense—third party	(77,565)
Other expense, net	(30,827)
Earnings from continuing operations, before tax	252,125
Income tax benefit	103,852
Net earnings from continuing operations	355,977
Loss from discontinuing operations, net of tax	(5,650)
Net earnings	350,327
Net earnings attributable to redeemable noncontrolling interests	(179)
Net earnings attributable to Match Group, Inc. shareholders	$350,148

	Year Ended December 31, 2016
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA

Match Group, Inc.	$315,549	$52,370	$27,726	$16,932	$(9,197)	$403,380
Interest expense—third party	(82,199)
Other income, net	7,866
Earnings from continuing operations, before tax	241,216
Income tax provision	(62,875)
Net earnings from continuing operations	178,341
Loss from discontinuing operations, net of tax	(6,328)
Net earnings	172,013
Net earnings attributable to redeemable noncontrolling interests	(562)
Net earnings attributable to Match Group, Inc. shareholders	$171,451

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Operating Income	Stock-based compensation	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA

Match Group, Inc.	$212,981	$49,401	$19,791	$13,437	$(11,056)	$284,554
Interest expense—third party	(17,943)
Interest expense—related party	(7,965)
Other income, net	11,632
Earnings from continuing operations, before tax	198,705
Income tax provision	(65,542)
Net earnings from continuing operations	133,163
Loss from discontinuing operations, net of tax	(12,676)
Net earnings	120,487
Net earnings attributable to redeemable noncontrolling interests	(104)
Net earnings attributable to Match Group, Inc. shareholders	$120,383
The following tables reconcile segment assets to total assets:

	December 31,
	2017	2016
	(In thousands)
Segment Assets	$467,338	$423,037
Deferred income taxes	123,199	5,286
Property and equipment, net	61,620	62,954
Goodwill	1,247,644	1,206,447
Indefinite-Lived Intangible Assets	228,296	214,461
Definite-Lived Intangible Assets	2,049	3,221
Assets of a business held for sale	—	133,272
Total Assets	$2,130,146	$2,048,678

NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table below.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

(In thousands)
2018	$8,299
2019	8,141
2020	7,279
2021	5,349
2022	3,770
Thereafter	10,293
Total	$43,131
Expenses charged to operations under these agreements were $16.0 million, $15.5 million and $10.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. See “Note 16—Related Party Transactions” for additional information related to related party transactions.
The Company also has funding commitments in the form of a purchase obligation and surety bonds. The purchase obligation relates to web hosting services with $10.0 million due for the year ended December 31, 2018. The surety bonds of $0.1 million expire within twelve months of December 31, 2017.
Contingencies
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 3—Income Taxes” for additional information related to income tax contingencies.
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $0.2 million and $27.4 million during the years ended December 31, 2016 and 2015, respectively, in connection with various acquisitions. There were no acquisition-related contingent consideration liabilities recorded for the year ended December 31, 2017. See “Note 7—Fair Value Measurements and Financial Instruments” for additional information on contingent consideration arrangements.
On November 16, 2015, the Company exchanged $445.3 million of IAC 2012 Senior Notes for $445.2 million of Match Group Senior Notes.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid (received) during the year for:
Interest	$71,893	$82,494	$8,696
Income tax payments, including amounts paid to IAC for Match Group’s share of IAC’s consolidated tax liability	28,938	44,733	46,657
Income tax refunds	(13,537)	(962)	(1,583)
NOTE 16—RELATED PARTY TRANSACTIONS
Relationship with IAC post IPO
In connection with the IPO, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the years ended December 31, 2017 and 2016, and for the period from the date of the IPO through December 31, 2015, the Company incurred $9.9 million, $11.8 million, and $0.7 million, respectively, pursuant to the services agreement. Included in these amounts are $5.1 million, $4.3 million and $0.3 million, respectively, for leasing of office space for certain of our businesses at properties owned by IAC. Additionally, the Company paid an IAC subsidiary $1.2 million for the sublease of space in a data center for the year ended December 31, 2016, and discontinued subleasing as of December 31, 2016. In December 2017, international subsidiaries of the Company agreed to sell net operating losses that were not expected to be utilized to an IAC subsidiary for $0.9 million. All amounts were paid in full by the Company at December 31, 2017 and 2016, respectively.
Master Transaction Agreement
The master transaction agreement sets forth the agreements between IAC and the Company regarding the principal transactions necessary to separate our business from IAC, as well as governs certain aspects of our relationship with IAC post IPO. Under the master transaction agreement, the Company agrees to assume all of the assets and liabilities related to its business and agrees to indemnify IAC against any losses arising out of any breach by the Company of the master transaction agreement or the other transaction related agreements described below. IAC also agrees to indemnify the Company against losses arising out of any breach by IAC of the master transaction agreement or any of the other transaction related agreements.
Investor Rights Agreement
Under the investor rights agreement, the Company provides IAC with (i) specified registration and other rights relating to its shares of our common stock and (ii) anti-dilution rights. See “Note 9—Shareholders' Equity” for additional information on the anti-dilution rights.
Tax Sharing Agreement
The tax sharing agreement governs the rights, responsibilities, and obligations of the Company and IAC with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, the Company is generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes the Company or any of its subsidiaries to the extent attributable to the Company or any of its subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any of the Company’s subsidiaries’ consolidated, combined, unitary or separate tax returns.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2017 and 2016, the Company had tax receivables of $7.3 million and $9.0 million, respectively, due from IAC pursuant to the tax sharing agreement, which is included in “Other current assets” in the accompanying consolidated balance sheet. Refunds from IAC during 2017 pursuant to this agreement were $10.9 million and payments to IAC during 2016 pursuant to this agreement were $19.9 million.
Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax matters, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which IAC and the Company may agree. In addition, under the services agreement the Company provides IAC informational technology services and such other services as to which IAC and the Company may agree. The services agreement had an initial term of one year from the date of the IPO, and provides for automatic renewals for additional one year periods, subject to IAC’s continued ownership of a majority of the combined voting power of the Company’s voting stock.
Employee Matters Agreement
The employee matters agreement covers a wide range of compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company’s employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company reimburses IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Company’s Board of Directors, Match Group will no longer participate in IAC’s employee benefit plans, but will establish its own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
The employee matters agreement also requires the Company to reimburse IAC for the cost of any IAC equity awards held by Match Group’s employees and former employees and that IAC may elect to receive payment either in cash or Company common stock. With respect to equity awards in the Company’s subsidiaries, IAC may require those awards to be settled in either shares of IAC’s common stock or in shares of the Company’s common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional shares of the Company’s common stock.
During the years ended December 31, 2017 and 2016, 11.9 million and 1.0 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement; 11.3 million and 0.5 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards originally denominated in shares of a subsidiary of the Company; and 0.6 million and 0.5 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.
IAC Subordinated Loan Facility
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds. If IAC agrees to fulfill any such borrowing request, the related indebtedness will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and the Match Group Senior Notes, and will bear interest at the applicable rate set forth in the pricing grid in the Match Group Credit Agreement, which rate is based on the Company’s consolidated net leverage ratio at the time of borrowing, plus an additional amount to be agreed upon. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At December 31, 2017, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Relationship with IAC pre-IPO
For periods prior to the IPO, the Company’s consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Match Group’s revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $6.9 million in the year ended December 31, 2015, and are included in “General and administrative expense” in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a stand-alone entity. Management considers the allocation method to be reasonable.
The Company and IAC entered into certain arrangements in the ordinary course of business, for: (i) the leasing of office space for certain of our businesses at properties owned by IAC, for which we paid IAC approximately $1.7 million for the year ended December 31, 2015, and (ii) the subleasing of space in a data center from an IAC subsidiary, for which we paid the IAC subsidiary approximately $1.2 million for the year ended December 31, 2015.
The portion of interest income reflected in the consolidated and combined statement of operations that is intercompany in nature was $3.8 million for the year ended December 31, 2015.
The following summarizes the components of the net increase in IAC’s investment in Match Group prior to the IPO for the year ended December 31, 2015:

December 31, 2015
(In thousands)
Capital contribution from IAC to partially fund the acquisition of PlentyOfFish	$(155,000)
Cash transfers to IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of Match Group, net	126,275
Taxes	(57,041)
Interest income, net (a)	3,813
Allocation of general and administrative expense	(6,898)
Net increase in IAC’s investment in the Match Group	$(88,851)
______________________

(a)	Does not include long-term debt, related party.
Dividend to IAC
During the fourth quarter of 2015, the Company paid a dividend to IAC in the amount of $1.5 billion, of which $1.0 billion was paid in cash and $445.3 million was debt assumed in the exchange of the 2015 Senior Notes for a portion of IAC’s 4.75% Senior Notes due December 15, 2022.
NOTE 17—BENEFIT PLANS
Match Group employees are eligible to participate in a retirement savings plan sponsored by IAC in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the “Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the Plan is fifty cents for each dollar a participant contributes in this Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Matching contributions under the Plan for the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $1.6 million and $1.4 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2017 and 2016 is due primarily to an increase in participation in the Plan due to increased headcount.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $1.9 million and $2.0 million, respectively.
NOTE 18—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	December 31,
	2017	2016
	(In thousands)
Other current assets:
Prepaid expenses	$16,374	$12,508
Other	38,995	27,110
Other current assets	$55,369	$39,618

	December 31,
	2017	2016
	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$134,757	$119,718
Leasehold improvements	22,390	19,503
Furniture and other equipment	7,216	5,719
Projects in progress	6,117	6,337
	170,480	151,277
Accumulated depreciation and amortization	(108,860)	(88,323)
Property and equipment, net	$61,620	$62,954

	December 31,
	2017	2016
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$30,375	$30,498
Accrued advertising expense	28,878	20,927
Contingent consideration	590	18,972
Other	50,723	38,323
Accrued expenses and other current liabilities	$110,566	$108,720

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Other (expense) income, net	$(30,827)	$7,866	$11,632
Other expense, net, in 2017 includes expenses of $15.4 million related to the redemption of our 2015 Senior Notes and repricing of the Term Loan, $13.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $10.3 million in net foreign currency exchange losses, and a $2.3 million other-than-temporary impairment charge related to a cost method investment resulting from of our assessment of the near-term prospects and financial condition of the investee. These expenses were partially offset by a gain on the sale of a cost method investment of $9.1 million.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Other income, net in 2016 includes $20.0 million in foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro and a $3.1 million gain related to the sale of a marketable equity security, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with prepayments of $440 million of the Term Loan, $2.1 million of expense related to mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $1.5 million repricing fees related to the Term Loan, and a $0.7 million other-than-temporary impairment charge related to a certain cost method investment.
Other income, net in 2015 includes $7.6 million in foreign currency exchange gains related to the €53 million 5.00% Note payable to an IAC subsidiary (this note was settled during the fourth quarter of 2015), $4.4 million of interest income, and $2.4 million in foreign currency exchange gains, partially offset by $2.7 million of expense related to mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30 (a)	Quarter Ended December 31 (b)
	(In thousands, except per share data)
Year Ended December 31, 2017
Revenue	$298,764	$309,572	$343,418	$378,907
Cost of revenue	58,848	62,665	72,044	85,942
Operating income	58,871	82,975	91,008	127,663
Earnings (loss) from continuing operations	24,555	51,544	287,771	(7,893)
Loss from discontinued operations, net of tax	(4,491)	(71)	(85)	(1,003)
Net earnings (loss) attributable to Match Group, Inc. shareholders	20,053	51,430	287,688	(9,023)
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.10	$0.20	$1.08	$(0.03)
Diluted (c)	$0.08	$0.17	$0.98	$(0.03)
Per share information attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.08	$0.20	$1.08	$(0.03)
Diluted (c)	$0.07	$0.17	$0.98	$(0.03)

Year Ended December 31, 2016
Revenue	$260,401	$275,309	$287,530	$294,870
Cost of revenue	43,768	46,978	50,770	54,132
Operating income	34,186	77,500	90,938	112,925
Earnings from continuing operations	10,608	36,769	56,149	74,815
(Loss) earnings from discontinued operations, net of tax	(3,389)	(2,668)	555	(826)
Net earnings attributable to Match Group, Inc. shareholders	7,152	34,078	56,410	73,811
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.04	$0.15	$0.22	$0.29
Diluted (c)	$0.04	$0.14	$0.21	$0.27
Per share information attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.03	$0.14	$0.22	$0.29
Diluted (c)	$0.03	$0.13	$0.21	$0.27
______________________

(a)	Net earnings for the third quarter of 2017 was impacted by an income tax benefit of $226.2 million primarily due to excess tax deductions attributable to stock-based compensation.

(b)
Net loss for the fourth quarter of 2017 was impacted by an incremental income tax provision of $92.3 million related to the Tax Act, of which, $23.7 million relates to the Transition Tax and a $68.6 million relates to the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate.

(c)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company’s Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) of the Exchange Act, Match Group management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2017.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
New York, New York
March 1, 2018

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Match Group and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2018 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated and Combined Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2017 and 2016.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated and Combined Statement of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
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

EXHIBIT INDEX
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated, or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	8-K	000-20570	2.1	7/17/2015
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	8-K	001-37636	3.1	11/24/2015
3.2	Amended and Restated By-laws of Match Group, Inc.	8-K	001-37636	3.1	12/7/2017
4.1	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	6/2/2016
4.2	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	4.1	11/24/2015
4.3	Indenture, dated December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	12/4/2017
10.1	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.1	11/24/2015
10.2	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.2	11/24/2015
10.3	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	10-Q	001-37636	10.1	5/10/2016
10.4	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.3	11/24/2015
10.5	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.4	11/24/2015
10.6	Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.5	11/24/2015
10.7	First Amendment to the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	8/4/2017
10.8	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.7	2/28/2017
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.8	2/28/2017
10.10	Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.1	5/24/2017
10.11	First Amendment to the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.3	8/4/2017
10.12	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	11/9/2017
10.13	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.2	11/9/2017
10.14	Summary of Non-Employee Director Compensation Arrangements.(1)	10-K	001-37636	10.9	3/28/2016
10.15	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	001-37636	10.11	3/28/2016

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	12/8/2016
10.17	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	8/17/2017
10.18	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of April 27, 2016.(1)	10-K	001-37636	10.12	2/28/2017
10.19	Employment Agreement between Jared F. Sine and the Registrant, dated as of July 5, 2016.(1)	10-Q	001-37636	10.1	11/7/2016
21.1	Subsidiaries of the Registrant as of December 31, 2017.					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
______________________

(1)	Reflects management contracts and management and director compensatory plans.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2018	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018:

Signature	Title

/s/ JOSEPH LEVIN	Chairman of the Board
Joseph Levin

/s/ AMANDA W. GINSBERG	Chief Executive Officer and Director (Principal Executive Officer)
Amanda W. Ginsberg

/s/ GARY SWIDLER	Chief Financial Officer (Principal Financial Officer)
Gary Swidler

/s/ PHILIP D. EIGENMANN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ GREGORY R. BLATT	Vice Chairman of the Board (non-executive)
Gregory R. Blatt

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ THOMAS J. McINERNEY	Director
Thomas J. McInerney

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ MARK STEIN	Director
Mark Stein

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ SAM YAGAN	Vice Chairman of the Board (non-executive)
Sam Yagan

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2017
Allowance for doubtful accounts	$676	$427	(a)	$(47)		$(278)	(d)	$778
Deferred tax valuation allowance	23,411	1,157	(b)	227	(c)	—		24,795
Other reserves	2,822							2,544
2016
Allowance for doubtful accounts	$902	$136	(a)	$23		$(385)	(d)	$676
Deferred tax valuation allowance	22,945	(593)	(e)	1,059	(f)	—		23,411
Other reserves	2,514							2,822
2015
Allowance for doubtful accounts	$804	$26	(a)	$87		$(15)	(d)	$902
Deferred tax valuation allowance	24,602	204	(g)	(1,861)	(h)	—		22,945
Other reserves	2,098							2,514
______________________

(a)	Additions to the allowance for doubtful accounts are charged to expense.

(b)	Amount is primarily related to an other-than-temporary impairment charge for a certain cost method investment and an increase in foreign tax loss carryforwards.

(c)	Amount is related to currency translation adjustments on foreign net operating losses.

(d)	Write-off of fully reserved accounts receivable.

(e)	Amount is primarily related to an other-than-temporary impairment charge for a certain cost method investment and an increase in foreign tax credits.

(f)	Amount is related to the realization of previously unbenefited losses on an available-for-sale marketable equity security included in accumulated other comprehensive loss.

(g)	Amount is primarily related to a net increase in foreign, federal and state net operating losses.

(h)
Amount is primarily related to the decrease in unbenefited unrealized losses on an available-for-sale marketable equity security included in accumulated other comprehensive loss and currency translation adjustments on foreign net operating losses.