Form 10-Q
period 2018-03-31
Match Group, Inc.
filed 2018-05-10
CIK 1575189

As filed with the Securities and Exchange Commission on May 10, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-37636

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4278917 (I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas 75231 (Address of registrant’s principal executive offices)
(214) 576-9352 (Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 4, 2018, the following shares of the registrant’s common stock were outstanding:

Common Stock	67,004,180
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	276,923,582
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 4, 2018 was $1,782,439,073. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be shares held by affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$287,510	$272,624
Accounts receivable, net of allowance of $799 and $778, respectively	125,968	116,751
Other current assets	66,242	55,369
Total current assets	479,720	444,744
Property and equipment, net of accumulated depreciation and amortization of $116,643 and $108,860, respectively	58,604	61,620
Goodwill	1,266,369	1,247,644
Intangible assets, net of accumulated amortization of $11,351 and $11,653, respectively	235,678	230,345
Deferred income taxes	139,150	123,199
Long-term investments	11,148	11,137
Other non-current assets	10,894	11,457
TOTAL ASSETS	$2,201,563	$2,130,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$16,545	$10,112
Deferred revenue	216,115	198,095
Accrued expenses and other current liabilities	120,375	110,566
Total current liabilities	353,035	318,773
Long-term debt, net	1,253,442	1,252,696
Income taxes payable	7,568	8,410
Deferred income taxes	29,866	28,478
Other long-term liabilities	13,145	14,484
Redeemable noncontrolling interests	6,202	6,056
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 67,511,927 and 64,370,470 shares issued, and 66,663,682 and 64,370,470 shares outstanding at March 31, 2018 and December 31, 2017, respectively	68	64
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	25,938	81,082
Retained earnings	631,947	532,211
Accumulated other comprehensive loss	(81,921)	(112,318)
Treasury stock 848,245 and 0 shares, respectively	(37,937)	—
Total Match Group, Inc. shareholders’ equity	538,305	501,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,201,563	$2,130,146
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenue	$407,367	$298,764
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	93,944	58,848
Selling and marketing expense	118,171	107,123
General and administrative expense	42,761	43,910
Product development expense	31,869	22,020
Depreciation	8,147	7,589
Amortization of intangibles	242	403
Total operating costs and expenses	295,134	239,893
Operating income	112,233	58,871
Interest expense	(17,806)	(18,950)
Other expense, net	(7,221)	(5,978)
Earnings from continuing operations, before tax	87,206	33,943
Income tax benefit (provision)	12,472	(9,388)
Net earnings from continuing operations	99,678	24,555
Loss from discontinued operations, net of tax	—	(4,491)
Net earnings	99,678	20,064
Net loss (earnings) attributable to redeemable noncontrolling interests	58	(11)
Net earnings attributable to Match Group, Inc. shareholders	$99,736	$20,053

Net earnings per share from continuing operations:
Basic	$0.36	$0.10
Diluted	$0.33	$0.08
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.36	$0.08
Diluted	$0.33	$0.07

Stock-based compensation expense by function:
Cost of revenue	$633	$389
Selling and marketing expense	892	1,081
General and administrative expense	7,660	12,816
Product development expense	7,778	3,738
Total stock-based compensation expense	$16,963	$18,024
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net earnings	$99,678	$20,064
Other comprehensive income, net of tax
Change in foreign currency translation adjustment	30,601	19,173
Total other comprehensive income	30,601	19,173
Comprehensive income	130,279	39,237
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(146)	112
Comprehensive income attributable to Match Group, Inc. shareholders	$130,133	$39,349
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2018

		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2017	$6,056	$64	64,370	$210	209,919	$81,082	$532,211	$(112,318)	$—	$501,249
Net (loss) earnings for the three months ended March 31, 2018	(58)	—	—	—	—	—	99,736	—	—	99,736
Other comprehensive income, net of tax	204	—	—	—	—	—	—	30,397	—	30,397
Stock-based compensation expense	—	—	—	—	—	16,963	—	—	—	16,963
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,032	—	—	(72,106)	—	—	—	(72,103)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	1,110	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(37,937)	(37,937)
Balance as of March 31, 2018	$6,202	$68	67,512	$210	209,919	$25,938	$631,947	$(81,921)	$(37,937)	$538,305

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$99,678	$24,555
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	16,963	18,024
Depreciation	8,147	7,589
Amortization of intangibles	242	403
Deferred income taxes	(16,511)	(1,712)
Acquisition-related contingent consideration fair value adjustments	156	1,344
Other adjustments, net	8,280	5,098
Changes in assets and liabilities
Accounts receivable	(7,652)	(8,715)
Other assets	(9,472)	(8,747)
Accounts payable and other liabilities	11,548	40,081
Income taxes payable and receivable	(4,879)	1,584
Deferred revenue	15,778	10,489
Net cash provided by operating activities attributable to continuing operations	122,278	89,993
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(5,045)	(5,745)
Proceeds from the sale of a business, net	—	96,354
Other, net	38	—
Net cash (used in) provided by investing activities attributable to continuing operations	(5,007)	90,609
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of common stock pursuant to stock-based awards	—	7,111
Withholding taxes paid on behalf of employees on net settled stock-based awards	(72,103)	(2,081)
Purchase of treasury stock	(32,465)	—
Acquisition-related contingent consideration payments	(185)	—
Other, net	(116)	—
Net cash (used in) provided by financing activities attributable to continuing operations	(104,869)	5,030
Total cash provided by continuing operations	12,402	185,632
Net cash used in operating activities attributable to discontinued operations	—	(6,061)
Net cash used in investing activities attributable to discontinued operations	—	(471)
Total cash used in discontinued operations	—	(6,532)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,489	3,440
Net increase in cash, cash equivalents, and restricted cash	14,891	182,540
Cash, cash equivalents, and restricted cash at beginning of period	272,761	253,771
Cash, cash equivalents, and restricted cash at end of period	$287,652	$436,311
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc. is a leading provider of subscription dating products servicing North America, Western Europe, Asia, and many other regions around the world through applications and websites that we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, and Pairs as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
As of March 31, 2018, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.9% and 97.6%, respectively.
All references to “Match Group,” the “Company,” “we,” “our,” or “us” in this report are to Match Group, Inc.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
Accounting Pronouncement not yet adopted by the Company
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU 2016-02 effective January 1, 2019.
In March 2018, the FASB affirmed its proposal to provide transition relief under the new leases standard. The effective date of the transition guidance is expected to coincide with the effective date of ASU No. 2016-02. Companies that elect the new transition option will not have to adjust their comparative period financial statements for the effects of the new lease standard, or make the new required lease disclosures for periods before the effective date.
The Company is not a lessor and has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
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
Accounting Pronouncements adopted by the Company
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 2—Revenue Recognition” for additional information on the impact to the Company.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, equity securities, other than equity method investments and investments in consolidated subsidiaries, will be measured at fair value with changes in fair value recognized in the statement of operations each reporting period. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. The Company’s adoption of ASU No. 2016-01 effective January 1, 2018 did not have a material effect on the consolidated financial statements. The adoption of ASU No. 2016-01 may increase the volatility of our results of operations as a result of the remeasurement of these investments.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Additionally, when cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The Company adopted ASU No. 2016-18 effective January 1, 2018, using the retrospective transition approach for all periods presented, and its adoption did not have a material effect on the consolidated financial statements upon adoption.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$287,510	$272,624	$436,187	$253,651
Restricted cash included in other current assets	142	137	124	120
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flow	$287,652	$272,761	$436,311	$253,771
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—REVENUE RECOGNITION
Revenue Recognition
The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services.
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the terms of the applicable subscription period, which primarily range from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for services, including amounts that are variable. The Company determines the total transaction

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09 applicable to such contracts and does not consider the time value of money.
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivables that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and the condition of the general economy and the customer’s industry. The term between the Company issuance of an invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Contract Liabilities (Deferred Revenue)
Deferred revenue consists of advance payments that are received or due in advance of the Company's performance. The Company’s liabilities are reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance at January 1, 2018 was $198.3 million. During the three months ended March 31, 2018, the Company recognized $145.1 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances are $216.1 million and $0.1 million, respectively, at March 31, 2018.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. The Company recognizes an asset for these costs if we expect to recover those costs. Mobile app store fees are amortized over the period of contract performance. The Company capitalizes and amortizes mobile app store fees over the terms of the applicable subscriptions. During the three months ended March 31, 2018, the Company recognized expense of $62.7 million related to these contracts. The contract asset balance at March 31, 2018 related to costs to obtain a contract is $26.1 million.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Direct Revenue:
North America	$211,357	$175,328
International	181,380	112,424
Total Direct Revenue	392,737	287,752
Indirect Revenue (principally advertising revenue)	14,630	11,012
Total Revenue	$407,367	$298,764

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3—INCOME TAXES
Match Group is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current income tax provision and deferred income tax benefit have been computed for Match Group on an as if stand-alone, separate return basis. Match Group’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
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
For the three months ended March 31, 2018, the Company recorded an income tax benefit from continuing operations of $12.5 million. The income tax benefit for the three months ended March 31, 2018 is due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards. For the three months ended March 31, 2017, the Company recorded an income tax provision from continuing operations of $9.4 million, which represents an effective income tax rate of 28%. The effective tax rate for the three months ended March 31, 2017 was lower than the statutory rate of 35% due principally to excess tax benefits generated by the settlement and exercise of stock-based awards and foreign income taxed at lower rates.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense in the first quarter of 2018. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” which was issued by the FASB and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three months ended March 31, 2018 to the Company’s provisional tax expense as a result of the issuance of Treasury Notices 2018-26 and 2018-28, as we continue to assess their impact, which we believe is immaterial.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the year 2013 has been extended to March 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2018 and December 31, 2017, unrecognized tax benefits, including interest and penalties, are $26.0 million and $26.8 million, respectively. At March 31, 2018 and December 31, 2017, approximately $17.7 million and $17.6 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2018 are subsequently recognized, $24.5 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $25.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.6 million by March 31, 2019, due to expirations of statutes of limitations; all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable.  As of March 31, 2018, the Company has a gross deferred tax asset of $146.8 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 4—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized a loss on the sale of the business of $0.9 million for the three months ended March 31, 2017, which is reported within discontinued operations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The key components of loss from discontinued operations for the three months ended March 31, 2017 consist of the following:

Three Months Ended March 31, 2017
(In thousands)
Revenue	$23,980
Operating costs and expenses	(29,601)
Operating loss	(5,621)
Other expense	(932)
Income tax benefit	2,062
Loss from discontinued operations	$(4,491)
NOTE 5—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company’s Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See below for a discussion of fair value measurements made using Level 3 inputs.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$65,988	$—	$—	$65,988
Time deposits	—	35,000	—	35,000
Total	$65,988	$35,000	$—	$100,988

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,965)	$(1,965)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$71,197	$—	$—	$71,197
Time deposits	—	35,023	—	35,023
Total	$71,197	$35,023	$—	$106,220

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)
The following table presents the changes in the Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2018	2017
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(2,647)	$(19,418)
Total net losses:
Fair value adjustments	(156)	(1,344)
Included in other comprehensive loss	(110)	(1,059)
Settlements	948	—
Balance at March 31	$(1,965)	$(21,821)
Contingent consideration arrangements
As of March 31, 2018, there are two contingent consideration arrangements related to business acquisitions. One of the contingent consideration arrangements has limits as to the maximum amount that can be paid. The maximum contingent payment related to this arrangement and the gross fair value of this arrangement, before the unamortized discount, at March 31, 2018, is $2.1 million. No payment is expected for the other contingent consideration arrangement, which does not have a limit on the maximum earnout.
The current contingent consideration arrangements are based upon earnings performance. Previous contingent consideration arrangements were based upon earnings performance and/or operating metrics. The Company determined the fair value of the contingent consideration arrangement for which a payment is expected by using probability-weighted analyses to determine the amounts of the gross liability, and, for arrangements that are long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both March 31, 2018 and December 31, 2017 reflect a discount rate of 12%.
The fair value of contingent consideration arrangements are sensitive to changes in the forecasts of earnings and changes in discount rates. The Company remeasures the fair value of the contingent consideration

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2018 and December 31, 2017 includes a current portion of $2.0 million and $0.6 million, respectively, which is included in “Accrued expenses and other current liabilities” and a non-current portion of $2.0 million at December 31, 2017, which is included in “Other long-term liabilities” in the accompanying consolidated balance sheet. At March 31, 2018, there is no non-current portion of the contingent consideration liability.
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized. Equity securities without readily determinable fair values are adjusted to fair value for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Such fair value measurements are based predominantly on Level 3 inputs.
Long-term investments
At both March 31, 2018 and December 31, 2017, the carrying values of the Company’s long-term investments totaled $11.1 million and are included in “Long-term investments” in the accompanying consolidated balance sheet. For all equity securities without readily determinable fair values as of March 31, 2018, the Company has elected the measurement alternative. As of March 31, 2018, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the first quarter of 2017, we recognized an other-than-temporary impairment charge of $2.3 million related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net	$(1,253,442)	$(1,299,409)	$(1,252,696)	$(1,320,289)
The fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2018	December 31, 2017
	(In thousands)
Term Loan due November 16, 2022 (the “Term Loan”)	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the “2016 Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “2017 Senior Notes”); interest payable each June 15 and December 15, which commences June 15, 2018	450,000	450,000
Total debt	1,275,000	1,275,000
Less: Unamortized original issue discount	8,339	8,668
Less: Unamortized debt issuance costs	13,219	13,636
Total long-term debt, net	$1,253,442	$1,252,696
Senior Notes:
The 2017 Senior Notes were issued on December 4, 2017 at 99.027% of par. The proceeds of $445.6 million, along with cash on hand, were used to redeem the 6.75% Senior Notes due December 15, 2022 and pay the related call premium. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2017 Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness then outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2016 Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2018, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At March 31, 2018, the outstanding balance on the Term Loan was $425 million and the current interest rate is 4.29% (LIBOR plus 2.50%). Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
The Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each cash as defined in the agreement).
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings. For the three months ended March 31, 2018 and 2017, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three months ended March 31,
	2018	2017
	(In thousands)
Balance at January 1	$(112,318)	$(176,384)
Other comprehensive income before reclassifications	30,397	18,582
Amounts reclassified into earnings	—	714
Net period other comprehensive income	30,397	19,296
Balance at March 31	$(81,921)	$(157,088)
The amount reclassified out of accumulated other comprehensive loss into earnings for the three months ended March 31, 2017 relates to the liquidation of an international subsidiary.
At both March 31, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$99,678	$99,678	$24,555	$24,555
Net loss (earnings) attributable to redeemable noncontrolling interests	58	58	(11)	(11)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	99,736	99,736	24,544	24,544
Earnings from discontinued operations, net of tax	—	—	(4,491)	(4,491)
Net earnings attributable to Match Group, Inc. shareholders	$99,736	$99,736	$20,053	$20,053

Denominator
Basic weighted average common shares outstanding	275,270	275,270	256,044	256,044
Dilutive securities including stock options, RSU awards, and subsidiary denominated equity (a)(b)	—	22,870	—	35,858
Dilutive weighted average common shares outstanding	275,270	298,140	256,044	291,902

Earnings (loss) per share:
Earnings per share from continuing operations	$0.36	$0.33	$0.10	$0.08
Loss per share from discontinued operations, net of tax	$—	$—	$(0.02)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$0.36	$0.33	$0.08	$0.07
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity or vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2018 and 2017, 0.8 million and 5.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2018 and 2017, 1.8 million and 2.3 million shares underlying market-based awards, PSOs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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
For the three months ended March 31, 2018 and 2017, the Company incurred $1.8 million and $2.8 million, respectively, pursuant to the services agreement. Included in these amounts for both the three months ended March 31, 2018 and 2017 is $1.3 million for leasing of office space for certain of our businesses at properties owned by IAC. All such amounts were paid in full by the Company at March 31, 2018.
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
During the three months ended March 31, 2018 and 2017, 1.1 million and 0.4 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 0.8 million shares issued during the three months ended March 31, 2018 as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and 0.3 million and 0.4 million shares, respectively, during the three months ended March 31, 2018 and 2017, issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Dating - consists of all of our dating businesses globally.
Non-dating - consists of The Princeton Review, which was sold on March 31, 2017, the financial results of which have been presented as discontinued operations.
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

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the future earnings performance and/or operating metrics of the acquired company.  The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled.  Significant changes in forecasted earnings and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.

Long-term debt:

•	Term Loan - The Company’s seven-year term loan entered into on November 16, 2015. At March 31, 2018, $425 million is outstanding and the current interest rate is 4.29% (LIBOR plus 2.50%).

•
2015 Senior Notes - The Company’s previously outstanding 6.75% Senior Notes issued on November 16, 2015 and redeemed in full on December 17, 2017 using the proceeds from the 2017 Senior Notes and cash on hand.

•
2016 Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At March 31, 2018, $400 million is outstanding.

•
2017 Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. The proceeds, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium. At March 31, 2018, $450 million is outstanding.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA.

Management Overview
Match Group, Inc. (“Match Group,” the “Company,” “we,” “our,” or “us”) is a leading provider of subscription dating products servicing North America, Western Europe, Asia, and many other regions around the world through applications and websites that we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, and Pairs as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. We currently offer our dating products in 42 languages across more than 190 countries.
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

First Quarter 2018 Consolidated Results
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, revenue, operating income, and Adjusted EBITDA grew 36%, 91%, and 60%, respectively, primarily due to strong contributions from Tinder. The operating income and adjusted EBITDA growth was due primarily to both higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue, primarily due to in-app purchase fees as revenues are increasingly sourced through mobile app stores. Operating income was further impacted by lower stock-based compensation expense as a percentage of revenue.

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
Revenue

	Three Months Ended March 31,
	2018	Change	% Change	2017
	(In thousands, except ARPU)
Direct Revenue:
North America	$211,357	$36,029	21%	$175,328
International	181,380	68,956	61%	112,424
Total Direct Revenue	392,737	104,985	36%	287,752
Indirect Revenue	14,630	3,618	33%	11,012
Total Revenue	$407,367	$108,603	36%	$298,764

Percentage of Total Revenue:
Direct Revenue:
North America	52%			59%
International	44%			37%
Total Direct Revenue	96%			96%
Indirect Revenue	4%			4%
Total Revenue	100%			100%

Average Subscribers:
North America	3,976	590	17%	3,386
International	3,457	932	37%	2,525
Total	7,433	1,522	26%	5,911

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.58		2%	$0.57
International	$0.57		18%	$0.48
Total	$0.58	$0.05	8%	$0.53
North America Direct Revenue grew $36.0 million, or 21%, in 2018 versus 2017, driven by 17% growth in Average Subscribers and 2% growth in ARPU. International Direct Revenue grew $69.0 million, or 61%, in 2018 versus 2017, primarily driven by 37% growth in Average Subscribers and a 18% increase in ARPU.
Growth in North America and International Average Subscribers was driven by Tinder. North American and International ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased premium and multi-tiered subscriptions, such as Tinder Gold, as well as additional à la carte features. International ARPU also benefited from the weakening of the U.S. dollar relative to international foreign currencies.
Indirect Revenue increased $3.6 million due to increased advertising revenue growth at Tinder.

Cost of revenue (exclusive of depreciation)
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue	$93,944	$35,096	60%	$58,848
Percentage of revenue	23%			20%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $32.6 million as revenues are increasingly sourced through mobile app stores.
Selling and marketing expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$118,171	$11,048	10%	$107,123
Percentage of revenue	29%			36%
Selling and marketing expense increased in total but declined as a percentage of revenue. The increase in total selling and marketing expense is primarily due to increased marketing investments at Tinder, OkCupid, and Pairs and increased marketing expense related to the launch of a new brand in Europe. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with lower marketing spend.
General and administrative expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$42,761	$(1,149)	(3)%	$43,910
Percentage of revenue	10%			15%
General and administrative expense decreased driven primarily by a decrease of $5.2 million in stock-based compensation due primarily to a decrease in expense related to a subsidiary denominated equity award issued to a non-employee (which was settled in the third quarter of 2017). In addition, there was a decrease in acquisition-related contingent consideration fair value adjustments of $1.2 million. One acquisition-related contingent consideration agreement with an expected payout remains outstanding, which resulted in expense in the first quarter of 2018 of $0.2 million compared to acquisition-related contingent consideration expense of $1.3 million during the first quarter of 2017. Partially offsetting these decreases was an increase in compensation primarily due to an increase in employee headcount, an increase in the employer portion of payroll taxes paid upon the exercise of Match Group options and an increase of $1.2 million in professional fees.
Product development expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$31,869	$9,849	45%	$22,020
Percentage of revenue	8%			7%
Product development expense increased driven primarily by an increase of $9.9 million in compensation, of which $5.8 million relates primarily to higher headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of Match Group options and $4.0 million to stock-based compensation expense due primarily to the issuance of new equity awards since the prior year period.
Depreciation

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$8,147	$558	7%	$7,589
Percentage of revenue	2%			3%
Depreciation increased $0.6 million, or 7%, driven by an increase in computer hardware, internally developed software and leasehold improvements as we continue to grow our business.
Operating income and Adjusted EBITDA

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Operating income	$112,233	$53,362	91%	$58,871
Percentage of revenue	28%			20%

Adjusted EBITDA	$137,741	$51,510	60%	$86,231
Percentage of revenue	34%			29%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
Operating income and Adjusted EBITDA increased 91% and 60%, respectively, primarily driven by revenue growth at Tinder and reduced operating expenses as a percentage of revenue, excluding an increase in cost of revenue due to in-app purchase fees as revenues are increasingly sourced through mobile app stores. Operating income was further impacted by lower stock-based compensation and depreciation as a percentage of revenue resulting in increased growth compared to Adjusted EBITDA.
At March 31, 2018, there was $161.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$17,806	$(1,144)	(6)%	$18,950
Interest expense decreased primarily due to the issuance of the 2017 Senior Notes which replaced the 2015 Senior Notes at a lower interest rate, partially offset by an increase in the outstanding balance of the Term Loan during the third quarter of 2017.

Other expense, net

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other expense, net	$7,221	$1,243	21%	$5,978
Other expense, net, in 2018 includes expenses of $7.3 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to the British Pound, partially offset by interest income of $0.8 million.
Other expense, net, in 2017 includes $2.7 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award, a $2.3 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the prospects and financial condition of the investee and $1.3 million in foreign currency exchange losses.
Income tax benefit (provision)

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit (provision)	$12,472	$21,860	NM	$(9,388)
Effective income tax rate	NM			(28)%
________________________
NM = not meaningful
The 2018 income tax benefit, despite pre-tax income, was due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards. The 2017 effective tax rate was lower than the statutory rate of 35% due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards and foreign income taxed at lower rates.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense in the first quarter of 2018. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” which was issued by the FASB and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three months ended March 31, 2018 to the Company’s provisional tax expense as a result of the issuance of Treasury Notices 2018-26 and 2018-28 as we continue to assess their impact, which we believe is immaterial.
For further details of income tax matters see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For discussions of related party transactions see “Note 10—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue excluding foreign exchange effects, both of which are supplemental measures to U.S. generally accepted accounting principles (“GAAP”). The Adjusted EBITDA measure is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based and by which management is compensated. Revenue excluding foreign exchange effects provides a comparable framework for assessing how our business performed without the effect of exchange rate differences when compared to prior periods. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statement of operations of certain expenses.
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
Net earnings attributable to Match Group, Inc. shareholders	$99,736	$20,053
Add back:
Net (loss) earnings attributable to redeemable noncontrolling interests	(58)	11
Loss from discontinued operations, net of tax	—	4,491
Income tax (benefit) provision	(12,472)	9,388
Other expense, net	7,221	5,978
Interest expense	17,806	18,950
Operating Income	112,233	58,871
Stock-based compensation expense	16,963	18,024
Depreciation	8,147	7,589
Amortization of intangibles	242	403
Acquisition-related contingent consideration fair value adjustments	156	1,344
Adjusted EBITDA	$137,741	$86,231
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
Revenue excluding foreign exchange effects compares results between periods as if exchange rates had remained constant period over period. Revenue excluding foreign exchange effects is calculated by translating current period revenues using prior period exchange rates. The percentage change in revenue excluding foreign exchange effects is calculated by determining the change in current period revenues over prior period revenues where current period revenues are translated using prior period exchange rates.
The following table presents the impact of foreign exchange on total revenue and International ARPU for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands, except ARPU)
Revenue, as reported	$407,367	$108,603	36%	$298,764
Foreign exchange effects	(17,272)
Revenue excluding foreign exchange effects	$390,095	$91,331	31%	$298,764

(Percentage change calculated using non-rounded numbers)
International ARPU, as reported	$0.57		18%	$0.48
Foreign exchange effects	(0.05)
International ARPU, excluding foreign exchange effects	$0.52		7%	$0.48

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$199,461	$203,452
All other countries (a)	88,049	69,172
Total cash and cash equivalents	287,510	272,624

Long-term debt:
Term Loan due November 16, 2022	$425,000	$425,000
2016 Senior Notes	400,000	400,000
2017 Senior Notes	450,000	450,000
Total long-term debt	1,275,000	1,275,000
Less: Unamortized original issue discount	8,339	8,668
Less: Unamortized debt issuance costs	13,219	13,636
Total long-term debt, net	$1,253,442	$1,252,696
______________________

(a)
All of the Company’s international cash has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act, and accordingly could be repatriated without significant additional tax.  The Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

Senior Notes:
On December 4, 2017, we issued $450 million of 2017 Senior Notes due December 15, 2027 at 99.027% of par. The proceeds, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium.
On June 1, 2016, we issued $400 million aggregate principal amount of 2016 Senior Notes due June 1, 2024.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2018, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.
Neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At March 31, 2018, the outstanding balance on the Term Loan is $425 million and the current interest rate is 4.29% (LIBOR plus 2.50%). Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
The Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At March 31, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the

Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends, or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 2017 and 2016 Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and Match Group Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At March 31, 2018, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$122,278	$89,993
Net cash (used in) provided by investing activities attributable to continuing operations	(5,007)	90,609
Net cash (used in) provided by financing activities attributable to continuing operations	(104,869)	5,030
2018
Net cash provided by operating activities attributable to continuing operations in 2018 includes adjustments to earnings of $17.0 million of stock-based compensation expense, $8.1 million of depreciation, and $8.3 million of other adjustments that consist primarily of net foreign currency losses of $7.2 million and non-cash interest expenses of $1.1 million. Partially offsetting these adjustments was deferred income taxes of $16.5 million primarily related to the net operating loss created by the settlement of stock-based awards. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $15.8 million, due mainly to growth in subscription sales, and an increase in accounts payable and other liabilities of $11.5 million, due mainly to the timing of payments, including interest payments. These increases were partially offset by decreases in cash from other assets of $9.5 million primarily related to the prepayment of hosting services, increases in accounts receivable of $7.7 million primarily related to the growth in revenue and an decrease in income taxes payable and receivable of $4.9 million due primarily to the timing of tax payments.
Net cash used in investing activities attributable to continuing operations in 2018 consists primarily of capital expenditures of $5.0 million that are primarily related to computer hardware and internal development of software to support our products and services.

Net cash used in financing activities attributable to continuing operations in 2018 is primarily due to cash payments of $72.1 million for withholding taxes paid on behalf of employees for net settled stock awards and the purchase of treasury stock of $32.5 million.
2017
Net cash provided by operating activities attributable to continuing operations in 2017 includes adjustments to earnings consisting primarily of stock-based compensation expense of $18.0 million, depreciation of $7.6 million, acquisition-related contingent consideration fair value adjustments of $1.3 million, amortization of intangibles of $0.4 million, and other adjustments of $5.1 million consisting primarily of a non-cash other-than-temporary impairment charge on a cost method investment of $2.3 million and foreign currency losses of $1.4 million. Partially offsetting these adjustments was deferred income taxes of $1.7 million. The increase in cash from changes from working capital is due primarily to an increase in accounts payable and other liabilities of $40.1 million, due mainly to the timing of payments, including interest payments, and an increase in deferred revenue of $10.5 million, due mainly to growth in subscription sales. These increases were partially offset by decreases in cash from increases in other assets of $8.7 million primarily related to the prepayment of certain expenses and accounts receivable of $8.7 million primarily related to revenue increasingly sourced through mobile app stores, which are settled with the Company more slowly than traditional credit cards.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.4 million from the sale of a business partially offset by capital expenditures of $5.7 million that are primarily related to internal development of software to support our products and services.
Net cash provided by financing activities attributable to continuing operations in 2017 is from the issuance of common stock pursuant to stock-based awards, net of withholding taxes paid.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. The Company has a $500 million Credit Facility that expires on October 7, 2020. At March 31, 2018, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2018 capital expenditures will be between $35 million and $40 million, an increase from 2017 capital expenditures primarily related to additional capitalized software projects compared to 2017.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net settled stock-based awards, investing, and other commitments for the foreseeable future. The Company’s liquidity could be negatively affected by a decrease in demand for our products and services.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We purchased 0.8 million shares related to this repurchase authorization during the quarter ended March 31, 2018 and an additional 0.2 million shares in April 2018 for a total of 1 million shares for $44.4 million. A total of 5 million shares remain available for repurchase.
At March 31, 2018, assuming all outstanding converted Tinder awards (as discussed in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2017), including vested and unvested awards, were exercised on a net basis, the Company would remit $122.4 million in cash for withholding taxes (assuming a 50% withholding rate) on behalf of the employees and issue 2.8 million of its common shares.

The Company is not required to pay the one-time Transition Tax because of its net operating loss position. The Company does not expect to be a material U.S. federal cash income tax payer until 2020, which is in line with previous estimates. The Company expects the Tax Act to favorably impact its future liquidity, primarily as a result of a reduction in the U.S. corporate income tax rate from 35% to 21%, which will lower its effective tax rate and annual tax liability.
All of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act. During the three months ended March 31, 2018, no foreign cash was repatriated to the U.S.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of March 31, 2018, IAC owns 80.9% of our outstanding shares of capital stock and has 97.6% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At March 31, 2018, there have been no material changes to the Company’s contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At March 31, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to interest rate risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound (“GBP”).
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three months ended March 31, 2018, the impact on revenue for all foreign currencies was favorable by $17.3 million compared to the comparable prior year periods. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange losses included in the Company’s earnings for the three months ended March 31, 2018 and 2017 are $7.3 million and $1.3 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The losses in 2018 and 2017 are primarily related to a U.S. dollar denominated intercompany loan in which the receivable is held by a foreign subsidiary with a GBP functional currency. As the U.S. Dollar has weakened against the GBP during the respective year, the intercompany loan has incurred losses.
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
As required by Rule 13a-15(b) of the Exchange Act, Match Group management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See “Item 1A-Risk factors—Risks relating to our business—We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition” of our annual report on Form 10-K for the fiscal year ended December 31, 2017.
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
On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. The court delivered its decision on September 27, 2017, in which it denied our motion to dismiss without prejudice and provided the plaintiffs an opportunity to amend their claims to state an articulable cause of action by October 30, 2017. The plaintiffs amended their complaint prior to the deadline, and we filed a motion to dismiss the second amended complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. On March 8, 2018, the court issued an order transferring the case from Judge Lindsay to newly appointed Judge Scholer. Oral argument on the defendants’ motion to dismiss is scheduled for June 19, 2018. We filed our reply on February 20, 2018. We believe that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California.  See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles).  The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service.  The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.  On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint.  On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means.  On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action.  On February 1, 2016, the plaintiff filed a notice of appeal from the judgment.  On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act.  Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case will now be returned to the trial court for further proceedings. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
Bumble Claims against Match Group, LLC
On March 28, 2018, a civil lawsuit was filed against Match Group, LLC in state court in Texas.  See Bumble Trading, Inc. v. Match Group, LLC, Cause No. DC-18-04140 (160th Judicial District Court of Texas, County of Dallas).  The petition alleged that Match Group, LLC wrongfully obtained confidential information from Plaintiffs in connection with a potential sale process and filed an intellectual property lawsuit against Bumble Trading, Inc. in bad faith to hinder such sale process. In response, Plaintiffs, Bumble Trading, Inc. and its parent Bumble Holding, Ltd., filed their petition asserting claims of tortious interference with business relationships, fraud, misappropriation of trade secrets, unfair competition, promissory estoppel, and disparagement.  The petition seeks monetary damages in excess of $400 million and an injunction against Match Group, LLC from interfering with Plaintiffs’ prospective business relationships or utilizing Plaintiffs’ confidential information.  Match Group, LLC has not been served with the petition. We believe that the allegations in this lawsuit are without merit and will vigorously defend against it.

Item 1A. Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends and prospects in the industries in which Match Group’s businesses operate and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Certain of these and other risks and uncertainties are discussed below and in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2017. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.
We are including the following revised risk factor, which supersedes the corresponding risk factor disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and should be read in conjunction with our description of the risk factors described in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K:
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
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours. For example, Facebook has announced plans to introduce a dating feature on its platform. These social media competitors could use strong or dominant positions in one or more markets, and ready access to a large pool of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different product features or services that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
If we are not able to compete effectively against our current or future competitors and products that may emerge, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2018	—	$—	—	6,000,000
February 2018	—	$—	—	6,000,000
March 2018	848,245	$44.72	848,245	5,151,755
Total	848,245	$44.72	848,245	5,151,755
______________________

(1)	Reflects repurchases made pursuant to the 6 million share repurchase authorization previously announced in May 2017, which has no expiration.

(2)
Represents the total number of shares of common stock that remained available for repurchase pursuant to the May 2017 repurchase authorization. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.

Item 5. Other Information
Unregistered Sales of Equity Securities
Under the terms of the Employee Matters Agreement dated as of November 24, 2015, by and between IAC/InterActiveCorp (“IAC”) and Match Group, Inc. (the “Company”), as amended effective as of April 13, 2016 (the “Employee Matters Agreement”), IAC may cause certain equity awards of the Company to be settled in shares of IAC common stock, par value $0.001 (“IAC Common Stock”) and cause the Company to reimburse IAC for the cost of such shares of IAC Common Stock by issuing shares of Company common stock, par value $0.001 (“Company Common Stock”) to IAC. The Employee Matters Agreement also provides that the Company will reimburse IAC for the cost of any IAC equity awards held by the Company’s employees and former employees and that IAC may elect to receive payment either in cash or Company Common Stock.
On May 9, 2018, 637,461 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuance of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

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

May 10, 2018	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	May 10, 2018
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
PART II OTHER INFORMATION
Item1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES