Form 10-Q
period 2018-06-30
Match Group, Inc.
filed 2018-08-09
CIK 1575189

As filed with the Securities and Exchange Commission on August 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 6, 2018, the following shares of the registrant’s common stock were outstanding:

Common Stock	66,974,473
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	276,893,875
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 6, 2018 was $1,933,443,594. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be shares held by affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$309,761	$272,624
Accounts receivable, net of allowance of $778 and $778, respectively	126,217	116,751
Other current assets	72,255	55,369
Total current assets	508,233	444,744
Property and equipment, net of accumulated depreciation and amortization of $117,045 and $108,860, respectively	58,976	61,620
Goodwill	1,259,195	1,247,644
Intangible assets, net of accumulated amortization of $11,173 and $11,653, respectively	228,446	230,345
Deferred income taxes	137,044	123,199
Long-term investments	10,158	11,137
Other non-current assets	14,180	11,457
TOTAL ASSETS	$2,216,232	$2,130,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$11,553	$10,112
Deferred revenue	212,482	198,095
Accrued expenses and other current liabilities	106,934	110,566
Total current liabilities	330,969	318,773
Long-term debt, net	1,254,265	1,252,696
Income taxes payable	7,278	8,410
Deferred income taxes	28,218	28,478
Other long-term liabilities	13,085	14,484
Redeemable noncontrolling interests	6,064	6,056
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 68,936,891 and 64,370,470 shares issued, and 67,084,380 and 64,370,470 shares outstanding at June 30, 2018 and December 31, 2017, respectively	69	64
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(568)	81,082
Retained earnings	764,447	532,211
Accumulated other comprehensive loss	(120,996)	(112,318)
Treasury stock 1,852,511 and 0 shares, respectively	(79,806)	—
Total Match Group, Inc. shareholders’ equity	563,356	501,249
Noncontrolling interests	12,997	—
Total shareholders’ equity	576,353	501,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,216,232	$2,130,146
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue	$421,196	$309,572	$828,563	$608,336
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	97,334	62,665	191,278	121,513
Selling and marketing expense	90,261	87,713	208,432	194,836
General and administrative expense	42,165	43,871	84,926	87,781
Product development expense	32,635	24,061	64,504	46,081
Depreciation	8,399	7,883	16,546	15,472
Amortization of intangibles	237	404	479	807
Total operating costs and expenses	271,031	226,597	566,165	466,490
Operating income	150,165	82,975	262,398	141,846
Interest expense	(18,276)	(19,072)	(36,082)	(38,022)
Other income (expense), net	11,004	(9,550)	3,783	(15,528)
Earnings from continuing operations, before tax	142,893	54,353	230,099	88,296
Income tax (provision) benefit	(11,535)	(2,809)	937	(12,197)
Net earnings from continuing operations	131,358	51,544	231,036	76,099
Loss from discontinued operations, net of tax	—	(71)	—	(4,562)
Net earnings	131,358	51,473	231,036	71,537
Net loss (earnings) attributable to noncontrolling interests	1,142	(43)	1,200	(54)
Net earnings attributable to Match Group, Inc. shareholders	$132,500	$51,430	$232,236	$71,483

Net earnings per share from continuing operations:
Basic	$0.48	$0.20	$0.84	$0.30
Diluted	$0.45	$0.17	$0.78	$0.25
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.48	$0.20	$0.84	$0.28
Diluted	$0.45	$0.17	$0.78	$0.24

Stock-based compensation expense by function:
Cost of revenue	$642	$427	$1,275	$816
Selling and marketing expense	889	1,026	1,781	2,107
General and administrative expense	7,590	10,255	15,250	23,071
Product development expense	7,585	3,946	15,363	7,684
Total stock-based compensation expense	$16,706	$15,654	$33,669	$33,678
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings	$131,358	$51,473	$231,036	$71,537
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(39,346)	15,517	(8,745)	34,690
Total other comprehensive (loss) income	(39,346)	15,517	(8,745)	34,690
Comprehensive income	92,012	66,990	222,291	106,227
Comprehensive loss (income) attributable to noncontrolling interests	1,413	(431)	1,267	(319)
Comprehensive income attributable to Match Group, Inc. shareholders	$93,425	$66,559	$223,558	$105,908
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2017	$6,056	$64	64,370	$210	209,919	$81,082	$532,211	$(112,318)	$—	$501,249	$—	$501,249
Net earnings (loss) for the six months ended June 30, 2018	75	—	—	—	—	—	232,236	—	—	232,236	(1,275)	230,961
Other comprehensive loss, net of tax	(67)	—	—	—	—	—	—	(8,678)	—	(8,678)	—	(8,678)
Stock-based compensation expense	—	—	—	—	—	33,643	—	—	—	33,643	26	33,669
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,272	—	—	(115,291)	—	—	—	(115,288)	—	(115,288)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	2	2,295	—	—	(2)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(79,806)	(79,806)	—	(79,806)
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—		—	14,246	14,246
Balance as of June 30, 2018	$6,064	$69	68,937	$210	209,919	$(568)	$764,447	$(120,996)	$(79,806)	$563,356	$12,997	$576,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$231,036	$76,099
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	33,669	33,678
Depreciation	16,546	15,472
Amortization of intangibles	479	807
Deferred income taxes	(13,812)	(3,850)
Acquisition-related contingent consideration fair value adjustments	210	4,338
Other adjustments, net	(622)	7,854
Changes in assets and liabilities
Accounts receivable	(9,154)	(12,175)
Other assets	(26,099)	(10,317)
Accounts payable and other liabilities	(8,982)	22,936
Income taxes payable and receivable	5,485	8,516
Deferred revenue	14,732	9,870
Net cash provided by operating activities attributable to continuing operations	243,488	153,228
Cash flows from investing activities attributable to continuing operations:
Cash acquired, net of cash paid, in a business combination	1,136	—
Capital expenditures	(14,785)	(14,792)
Proceeds from the sale of a business, net	—	96,144
Purchases of investments	(3,000)	(5,076)
Other, net	38	—
Net cash (used in) provided by investing activities attributable to continuing operations	(16,611)	76,276
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of common stock pursuant to stock-based awards	—	39,403
Withholding taxes paid on behalf of employees on net settled stock-based awards	(115,288)	(28,421)
Purchase of treasury stock	(73,943)	—
Acquisition-related contingent consideration payments	(185)	—
Other, net	(616)	—
Net cash (used in) provided by financing activities attributable to continuing operations	(190,032)	10,982
Total cash provided by continuing operations	36,845	240,486
Net cash used in operating activities attributable to discontinued operations	—	(6,061)
Net cash used in investing activities attributable to discontinued operations	—	(471)
Total cash used in discontinued operations	—	(6,532)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	289	5,109
Net increase in cash, cash equivalents, and restricted cash	37,134	239,063
Cash, cash equivalents, and restricted cash at beginning of period	272,761	253,771
Cash, cash equivalents, and restricted cash at end of period	$309,895	$492,834
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
As of June 30, 2018, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 81.2% and 97.6%, respectively.
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
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative upon the adoption of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under the measurement alternative, the value of our equity securities without readily determinable fair values is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, the Company will write down the security to its fair value and record the corresponding charge within other income (expense), net. See “Accounting Pronouncements adopted by the Company” below for further information.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

assumptions impact the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, equity securities, other than those of our consolidated subsidiaries, will be measured at fair value with changes in fair value recognized in the statement of operations each reporting period. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. The Company’s adoption of ASU No. 2016-01 effective January 1, 2018 did not have a material effect on its consolidated financial statements. The adoption of ASU No. 2016-01 may increase the volatility of our results of operations as a result of the remeasurement of these investments.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Additionally, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented within different captions on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. The Company’s adoption of ASU 2016-18 effective January 1, 2018, on a retrospective basis, did not have a material effect on its consolidated financial statements.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$309,761	$272,624	$492,705	$253,651
Restricted cash included in other current assets	134	137	129	120
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flow	$309,895	$272,761	$492,834	$253,771

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments granted to non-employees with the guidance for share-based payments granted to employees. The new guidance supersedes Subtopic 505-50, Equity - Equity-Based payments to Nonemployees. ASU No. 2018-07 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2018-07 effective April 1, 2018 and its adoption did not have a material effect on its consolidated financial statements. The effect of the adoption of ASU No. 2018-07 will be to minimize the volatility of expense related to stock-based awards to non-employees in the future.
Accounting Pronouncement not yet adopted by the Company
In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to implement the transition method option provided by ASU No. 2018-11. The Company will adopt the new lease guidance effective January 1, 2019.
The Company is not a lessor, and has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the agreements governing the outstanding debt of the Company, or our credit agreement, in each circumstance, the leverage calculations are not affected by the liability that will be recorded upon adoption of the new standard.
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
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the fourth quarter of 2018.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—REVENUE RECOGNITION
Revenue Recognition
The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for services, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
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
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivables that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Contract Liabilities (Deferred Revenue)
Deferred revenue consists of advance payments that are received or due in advance of the Company's performance. The Company’s liabilities are reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance at January 1, 2018 was $198.3 million. During the six months ended June 30, 2018, the Company recognized $183.9 million of revenue that was included in the deferred revenue balance as of January 1, 2018. During the three months ended June 30, 2018, the Company recognized $156.5 million of revenue that was included in the deferred revenue balance as of March 31, 2018. The current and non-current deferred revenue

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

balances at June 30, 2018 are $212.5 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. The Company recognizes an asset for these costs if we expect to recover those costs. Mobile app store fees are amortized over the period of contract performance. The Company capitalizes and amortizes mobile app store fees over the terms of the applicable subscriptions. During the three and six months ended June 30, 2018, the Company recognized expense of $67.6 million and $130.3 million, respectively, related to these contracts. The contract asset balance at June 30, 2018 related to costs to obtain a contract is $27.9 million.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Direct Revenue:
North America	$222,163	$178,505	$433,520	$353,833
International	185,564	120,918	366,944	233,342
Total Direct Revenue	407,727	299,423	800,464	587,175
Indirect Revenue (principally advertising revenue)	13,469	10,149	28,099	21,161
Total Revenue	$421,196	$309,572	$828,563	$608,336
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
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three months ended June 30, 2018, the Company recorded an income tax provision from continuing operations of $11.5 million, which represents an effective income tax rate of 8%. The effective income tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2018, the Company recorded an income tax benefit of $0.9 million. The income tax benefit for the six months ended June 30, 2018 is due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three and six months ended June 30, 2017, the Company recorded an income tax provision from continuing operations of $2.8 million and $12.2 million, respectively, which represents an effective income tax rate of 5% and 14%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was lower than the statutory rate of 35% due principally to excess tax benefits generated by the exercise and vesting of stock-based awards and foreign income taxed at lower rates.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate for the second quarter of 2018. Any adjustment of the Company’s tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” which was issued by the FASB and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the six months ended June 30, 2018 to the Company’s previously recorded tax expense, including for the impact of the issuance of Treasury Notices 2018-26 and 2018-28, as we continue to assess their impact, which we believe is immaterial.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the years 2013 through 2014 has been extended to March 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2018 and December 31, 2017, unrecognized tax benefits, including interest and penalties, are $25.9 million and $26.8 million, respectively. At June 30, 2018 and December 31, 2017, approximately $17.8

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

million and $17.6 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2018 are subsequently recognized, $24.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $25.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $10.8 million by June 30, 2019, due to expirations of statutes of limitations; all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable.  As of June 30, 2018, the Company has a gross deferred tax asset of $145.0 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 4—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized a loss on the sale of the business of $1.0 million for the six months ended June 30, 2017, which is reported within discontinued operations.
The key components of loss from discontinued operations for the three and six months ended June 30, 2017 consist of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(In thousands)
Revenue	$—	$23,980
Operating costs and expenses	—	(29,601)
Operating loss	—	(5,621)
Other expense	(71)	(1,003)
Income tax benefit	—	2,062
Loss from discontinued operations	$(71)	$(4,562)
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$62,018	$—	$—	$62,018
Time deposits	—	35,000	—	35,000
Total	$62,018	$35,000	$—	$97,018

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,910)	$(1,910)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$71,197	$—	$—	$71,197
Time deposits	—	35,023	—	35,023
Total	$71,197	$35,023	$—	$106,220

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Balance at April 1	$(1,965)	$(21,821)
Total net losses:
Fair value adjustments	(54)	(2,994)
Included in other comprehensive income (loss)	109	(14)
Balance at June 30	$(1,910)	$(24,829)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at January 1	$(2,647)	$(19,418)
Total net losses:
Fair value adjustments	(210)	(4,338)
Included in other comprehensive loss	(1)	(1,073)
Settlements	948	—
Balance at June 30	$(1,910)	$(24,829)
Contingent consideration arrangements
As of June 30, 2018, there are two contingent consideration arrangements related to business acquisitions. One of the contingent consideration arrangements has limits as to the maximum amount that can be paid. The maximum contingent payment related to this arrangement and the gross fair value of this arrangement, before the unamortized discount, at June 30, 2018, is $2.0 million. No payment is expected for the other contingent consideration arrangement, which does not have a limit on the maximum earnout.
The current contingent consideration arrangements are based upon earnings performance. Previous contingent consideration arrangements were based upon earnings performance and/or operating metrics. The Company determined the fair value of the current contingent consideration arrangement for which a payment is expected by using probability-weighted analyses to determine the amount of the gross liability. For arrangements that are long-term in nature, a discount rate is applied, to appropriately capture the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both June 30, 2018 and December 31, 2017 reflect a discount rate of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and changes in discount rates. The Company remeasures the fair value of contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2018 and December 31, 2017 includes a current portion of $1.9 million and $0.6 million, respectively, which is included in “Accrued expenses and other current liabilities” and a non-current portion of $2.0 million at December 31, 2017, which is included in “Other long-term liabilities” in the accompanying consolidated balance sheet. At June 30, 2018, there is no non-current portion of the contingent consideration liability.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Equity securities without readily determinable fair values
At June 30, 2018 and December 31, 2017, the carrying values of the Company’s investments in equity securities without readily determinable fair values totaled $10.2 million and $11.1 million, respectively, and are included in “Long-term investments” in the accompanying consolidated balance sheet. Following the adoption of the measurement alternative under ASU No. 2016-01 on January 1, 2018, the Company’s equity securities without readily determinable fair values are carried at cost minus impairment minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
For all equity securities without readily determinable fair values as of June 30, 2018, the Company has elected the measurement alternative. As of June 30, 2018, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the first quarter of 2017, prior to the adoption of ASU No. 2016-01, we recognized an other-than-temporary impairment charge of $2.3 million related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment charge is recognized. The Company’s financial assets, comprising of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net	$(1,254,265)	$(1,265,255)	$(1,252,696)	$(1,320,289)
The fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2018	December 31, 2017
	(In thousands)
Term Loan due November 16, 2022 (the “Term Loan”)	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the “2016 Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “2017 Senior Notes”); interest payable each June 15 and December 15, which commences June 15, 2018	450,000	450,000
Total debt	1,275,000	1,275,000
Less: Unamortized original issue discount	8,010	8,668
Less: Unamortized debt issuance costs	12,725	13,636
Total long-term debt, net	$1,254,265	$1,252,696
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
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. The 2017 and 2016 Senior Notes rate equally in right of payment. At June 30, 2018, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At both June 30, 2018 and December 31, 2017, the outstanding balance on the Term Loan was $425 million and the loan bears interest at LIBOR plus 2.50%. The interest rate of the Term Loan was 4.59% and 3.85% at June 30, 2018 and December 31, 2017, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each cash as defined in the agreement).
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings. For the three and six months ended June 30, 2018 and 2017, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Balance at April 1	$(81,921)	$(157,088)
Other comprehensive (loss) income	(39,075)	15,129
Balance at June 30	$(120,996)	$(141,959)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at January 1	$(112,318)	$(176,384)
Other comprehensive (loss) income before reclassifications	(8,678)	33,711
Amounts reclassified into earnings	—	714
Net period other comprehensive (loss) income	(8,678)	34,425
Balance at June 30	$(120,996)	$(141,959)
The amount reclassified out of accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2017 relates to the liquidation of an international subsidiary.
At both June 30, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$131,358	$131,358	$51,544	$51,544
Net loss (earnings) attributable to noncontrolling interests	1,142	1,142	(43)	(43)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	132,500	132,500	51,501	51,501
Loss from discontinued operations, net of tax	—	—	(71)	(71)
Net earnings attributable to Match Group, Inc. shareholders	$132,500	$132,500	$51,430	$51,430

Denominator
Basic weighted average common shares outstanding	277,115	277,115	258,973	258,973
Dilutive securities including stock options, RSU awards, and subsidiary denominated equity (a)(b)	—	19,881	—	47,860
Dilutive weighted average common shares outstanding	277,115	296,996	258,973	306,833

Earnings (loss) per share:
Earnings per share from continuing operations	$0.48	$0.45	$0.20	$0.17
Loss per share from discontinued operations, net of tax	$—	$—	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$0.48	$0.45	$0.20	$0.17

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$231,036	$231,036	$76,099	$76,099
Net loss (earnings) attributable to noncontrolling interests	1,200	1,200	(54)	(54)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	232,236	232,236	76,045	76,045
Loss from discontinued operations, net of tax	—	—	(4,562)	(4,562)
Net earnings attributable to Match Group, Inc. shareholders	$232,236	$232,236	$71,483	$71,483

Denominator
Basic weighted average common shares outstanding	276,198	276,198	257,517	257,517
Dilutive securities including stock options, RSU awards, and subsidiary denominated equity (a)(b)	—	21,376	—	41,859
Dilutive weighted average common shares outstanding	276,198	297,574	257,517	299,376

Earnings (loss) per share:
Earnings per share from continuing operations	$0.84	$0.78	$0.30	$0.25
Loss per share from discontinued operations, net of tax	$—	$—	$(0.02)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$0.84	$0.78	$0.28	$0.24
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity or vesting of restricted stock units (“RSUs”). For the three and six months ended June 30, 2018, 0.1 million and 0.3 million, potentially dilutive securities, respectively and for the three and six months ended June 30, 2017, 0.3 million and 5.0 million, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For each of the three and six months ended June 30, 2018, 1.9 million shares underlying market-based awards, PSOs, and PSUs, and for the three and six months ended June 30, 2017, 1.3 million and 2.0 million shares underlying market-based awards, PSOs, and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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
For the three and six months ended June 30, 2018, the Company incurred $1.9 million and $3.7 million, respectively, and for the three and six months ended June 30, 2017, the Company incurred $2.6 million and $5.4 million, respectively, pursuant to the services agreement. Included in these amounts for both the three and six months ended June 30, 2018 and 2017 is $1.3 million and $2.6 million, respectively, for leasing of office space for certain of our businesses at properties owned by IAC. All such amounts were paid in full by the Company at June 30, 2018.
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
During the six months ended June 30, 2018 and 2017, 2.3 million and 0.5 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 1.9 million shares issued during the six months ended June 30, 2018 as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and 0.4 million and 0.5 million shares, respectively, during the six months ended June 30, 2018 and 2017, issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

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

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services (including transaction-related costs for acquisitions) and facilities costs.

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

Long-term debt:

•	Term Loan - The Company’s seven-year term loan entered into on November 16, 2015. At June 30, 2018, $425 million is outstanding and the current interest rate is 4.59% (LIBOR plus 2.50%).

•
2015 Senior Notes - The Company’s previously outstanding 6.75% Senior Notes issued on November 16, 2015 and redeemed in full on December 17, 2017 using the proceeds from the 2017 Senior Notes and cash on hand.

•
2016 Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At June 30, 2018, $400 million is outstanding.

•
2017 Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. The proceeds, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium. At June 30, 2018, $450 million is outstanding.

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
Additional Information
Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, Securities and Exchange Commission (“SEC”) filings, press releases and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our SEC filings, press releases and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.

Second Quarter and Year to Date June 30, 2018 Consolidated Results
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, revenue, operating income, and Adjusted EBITDA grew 36%, 81%, and 60%, respectively, primarily due to strong contributions from Tinder. The operating income and adjusted EBITDA growth was due primarily to both higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued shift toward brands with relatively lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue, primarily due to in-app purchase fees as our revenues are increasingly sourced through mobile app stores. Operating income was further impacted by lower acquisition-related contingent consideration expense and lower stock-based compensation expense as a percentage of revenue.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, revenue, operating income, and Adjusted EBITDA grew 36%, 85%, and 60%, respectively, primarily due to the factors described above in the three-month discussion.

Results of Operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	Change	% Change	2017	2018	Change	% Change	2017
	(In thousands, except ARPU)
Direct Revenue:
North America	$222,163	$43,658	24%	$178,505	$433,520	$79,687	23%	$353,833
International	185,564	64,646	53%	120,918	366,944	133,602	57%	233,342
Total Direct Revenue	407,727	108,304	36%	299,423	800,464	213,289	36%	587,175
Indirect Revenue	13,469	3,320	33%	10,149	28,099	6,938	33%	21,161
Total Revenue	$421,196	$111,624	36%	$309,572	$828,563	$220,227	36%	$608,336

Percentage of Total Revenue:
Direct Revenue:
North America	53%			58%	53%			58%
International	44%			39%	44%			39%
Total Direct Revenue	97%			97%	97%			97%
Indirect Revenue	3%			3%	3%			3%
Total Revenue	100%			100%	100%			100%

Average Subscribers:
North America	4,131	679	20%	3,452	4,054	634	19%	3,420
International	3,592	943	36%	2,649	3,525	938	36%	2,587
Total	7,723	1,622	27%	6,101	7,579	1,572	26%	6,007

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.58		4%	$0.56	$0.58		3%	$0.57
International	$0.56		14%	$0.49	$0.56		16%	$0.49
Total	$0.57	$0.04	8%	$0.53	$0.57	$0.04	8%	$0.53
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
International Direct Revenue grew $64.6 million, or 53%, in 2018 versus 2017, primarily driven by 36% growth in Average Subscribers and a 14% increase in ARPU. North America Direct Revenue grew $43.7 million, or 24%, in 2018 versus 2017, driven by 20% growth in Average Subscribers and 4% growth in ARPU.
Growth in International and North America Average Subscribers was driven by Tinder. International and North America ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased premium and multi-tiered subscriptions, such as Tinder Gold, as well as additional à la carte features. International ARPU also benefited from the weakening of the U.S. dollar relative to certain international foreign currencies.
Indirect Revenue increased $3.3 million due to increased advertising revenue growth at Tinder.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
International Direct Revenue grew $133.6 million, or 57%, in 2018 versus 2017, primarily driven by 36% growth in Average Subscribers and a 16% increase in ARPU. North America Direct Revenue grew $79.7 million, or 23%, in 2018 versus 2017, driven by 19% growth in Average Subscribers and 3% growth in ARPU.
The increases are primarily due to the factors described above in the three-month discussion.

Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue	$97,334	$34,669	55%	$62,665
Percentage of revenue	23%			20%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $33.6 million as revenues are increasingly sourced through mobile app stores.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue	$191,278	$69,765	57%	$121,513
Percentage of revenue	23%			20%
Cost of revenue increased primarily due to the factor described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$90,261	$2,548	3%	$87,713
Percentage of revenue	21%			28%
Selling and marketing expense increased in total but declined as a percentage of revenue. The increase in total selling and marketing expense is primarily due to marketing investments at Pairs and increased marketing investments at Tinder. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with relatively lower marketing spend.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$208,432	$13,596	7%	$194,836
Percentage of revenue	25%			32%
Selling and marketing expense increased in total but declined as a percentage of revenue primarily due to the factors described above in the three-month discussion. Additionally, expenses related to the launch of a new brand in Europe contributed to the overall increase in selling and marketing expense for the six months ended June 30, 2018.

General and administrative expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$42,165	$(1,706)	(4)%	$43,871
Percentage of revenue	10%			14%
General and administrative expense decreased driven primarily by a decrease in acquisition-related contingent consideration fair value adjustments of $2.9 million, a decrease of $2.7 million in stock-based compensation due primarily to a decrease in expense related to a subsidiary denominated equity award issued to a non-employee (which was settled in the third quarter of 2017), and a decrease in professional fees primarily related to the Tinder equity plan settlement that occurred in 2017. Partially offsetting these decreases was an increase in compensation in the current year.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$84,926	$(2,855)	(3)%	$87,781
Percentage of revenue	10%			14%
General and administrative expense decreased driven primarily by the factors described above in the three-month discussion. Partially offsetting the overall decrease in general and administrative expense is an increase in compensation due to the employer portion of payroll taxes paid upon the exercise of Match Group equity.
Product development expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$32,635	$8,574	36%	$24,061
Percentage of revenue	8%			8%
Product development expense increased driven primarily by an increase of $8.3 million in compensation, of which $4.7 million relates primarily to higher headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of Match Group options, and $3.6 million relates to stock-based compensation expense due primarily to the issuance of new equity awards since 2017.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$64,504	$18,423	40%	$46,081
Percentage of revenue	8%			8%
Product development expense increased driven primarily due to the factors described above in the three-month discussion.

Depreciation
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$8,399	$516	7%	$7,883
Percentage of revenue	2%			3%
Depreciation increased driven by an increase in computer hardware and software as we continue to grow our business.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$16,546	$1,074	7%	$15,472
Percentage of revenue	2%			3%
Depreciation increased primarily due to the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Operating income	$150,165	$67,190	81%	$82,975	$262,398	$120,552	85%	$141,846
Percentage of revenue	36%			27%	32%			23%

Adjusted EBITDA	$175,561	$65,651	60%	$109,910	$313,302	$117,161	60%	$196,141
Percentage of revenue	42%			36%	38%			32%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
Operating income and Adjusted EBITDA increased 81% and 60%, respectively, primarily driven by revenue growth at Tinder and reduced operating expenses as a percentage of revenue, excluding an increase in cost of revenue due to in-app purchase fees as revenues are increasingly sourced through mobile app stores. Operating income was further impacted by lower stock-based compensation, depreciation, and acquisition-related contingent consideration expense as a percentage of revenue resulting in increased growth compared to Adjusted EBITDA.
At June 30, 2018, there was $141.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
Operating income and Adjusted EBITDA increased 85% and 60%, respectively, primarily due to the factors described above in the three-month discussion.

Interest expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$18,276	$(796)	(4)%	$19,072
Interest expense decreased primarily due to the issuance of the 2017 Senior Notes which replaced the 2015 Senior Notes at a lower interest rate, partially offset by an increase in the outstanding balance of the Term Loan during the third quarter of 2017.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$36,082	$(1,940)	(5)%	$38,022
Interest expense decreased primarily due to the factors described above in the three-month discussion.
Other income (expense), net
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income (expense), net	$11,004	$20,554	NM	$(9,550)
________________________
NM = not meaningful
Other income, net, in 2018 includes income of $9.6 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the current quarter and interest income of $1.1 million.
Other expense, net, in 2017 includes $8.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award and $2.2 million in foreign currency exchange losses.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income (expense), net	$3,783	$19,311	NM	$(15,528)
Other income, net, in 2018 includes income of $2.3 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the period and interest income of $1.9 million.
Other expense, net, in 2017 includes $10.6 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award, $3.5 million in foreign currency exchange losses, and a $2.3 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the prospects and financial condition of the investee.

Income tax (provision) benefit
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax provision	$(11,535)	$(8,726)	311%	$(2,809)
Effective income tax rate	(8)%			(5)%
The 2018 effective tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. The 2017 effective tax rate was lower than the statutory rate of 35% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and foreign income taxed at lower rates.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate for the second quarter of 2018. Any adjustment of the Company’s tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” which was issued by the FASB and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the six months ended June 30, 2018 to the Company’s previously recorded provisional tax expense, including for the impact of the issuance of Treasury Notices 2018-26 and 2018-28 as we continue to assess their impact, which we believe is immaterial.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit (provision)	$937	$13,134	NM	$(12,197)
Effective income tax rate	—%			(14)%
The 2018 income tax benefit, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. The 2017 effective tax rate was lower than the statutory rate of 35% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and foreign income taxed at lower rates.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$132,500	$51,430	$232,236	$71,483
Add back:
Net (loss) earnings attributable to noncontrolling interests	(1,142)	43	(1,200)	54
Loss from discontinued operations, net of tax	—	71	—	4,562
Income tax provision (benefit)	11,535	2,809	(937)	12,197
Other (income) expense, net	(11,004)	9,550	(3,783)	15,528
Interest expense	18,276	19,072	36,082	38,022
Operating Income	150,165	82,975	262,398	141,846
Stock-based compensation expense	16,706	15,654	33,669	33,678
Depreciation	8,399	7,883	16,546	15,472
Amortization of intangibles	237	404	479	807
Acquisition-related contingent consideration fair value adjustments	54	2,994	210	4,338
Adjusted EBITDA	$175,561	$109,910	$313,302	$196,141
Effects of Changes in Foreign Exchange Rates on Revenue
The impact of foreign exchange rates on the Company, due to its global reach, may be an important factor in understanding period over period comparisons if movement in exchange rates is significant. Since our results are reported in U.S. dollars, international revenue is favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding the effects from foreign exchange, in addition to reported revenue, helps improve the ability to understand the Company’s performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group’s core operating results.
Revenue excluding foreign exchange effects compares results between periods as if exchange rates had remained constant period over period. Revenue excluding foreign exchange effects is calculated by translating current period revenue using prior period exchange rates. The percentage change in revenue excluding foreign exchange effects is calculated by determining the change in current period revenue over prior period revenue where current period revenue is translated using prior period exchange rates.

The following table presents the impact of foreign exchange on total revenue and International ARPU for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively:

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands, except ARPU)
Revenue, as reported	$421,196	$111,624	36%	$309,572
Foreign exchange effects	(7,746)
Revenue excluding foreign exchange effects	$413,450	$103,878	34%	$309,572

(Percentage change calculated using non-rounded numbers)
International ARPU, as reported	$0.56		14%	$0.49
Foreign exchange effects	(0.03)
International ARPU, excluding foreign exchange effects	$0.53		9%	$0.49

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$828,563	$220,227	36%	$608,336
Foreign exchange effects	(25,018)
Revenue excluding foreign exchange effects	$803,545	$195,209	32%	$608,336

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.56		16%	$0.49
Foreign exchange effects	(0.03)
International ARPPU, excluding foreign exchange effects	$0.53		8%	$0.49

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$198,288	$203,452
All other countries (a)	111,473	69,172
Total cash and cash equivalents	309,761	272,624

Long-term debt:
Term Loan due November 16, 2022	$425,000	$425,000
2016 Senior Notes	400,000	400,000
2017 Senior Notes	450,000	450,000
Total long-term debt	1,275,000	1,275,000
Less: Unamortized original issue discount	8,010	8,668
Less: Unamortized debt issuance costs	12,725	13,636
Total long-term debt, net	$1,254,265	$1,252,696
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
On June 1, 2016, we issued $400 million aggregate principal amount of 2016 Senior Notes due June 1, 2024.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2018, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.
Neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At June 30, 2018, the outstanding balance on the Term Loan is $425 million and the current interest rate is 4.59% (LIBOR plus 2.50%). Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
The Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At June 30, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and Match Group Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At June 30, 2018, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$243,488	$153,228
Net cash (used in) provided by investing activities attributable to continuing operations	(16,611)	76,276
Net cash (used in) provided by financing activities attributable to continuing operations	(190,032)	10,982
2018
Net cash provided by operating activities attributable to continuing operations in 2018 includes adjustments to earnings of $33.7 million of stock-based compensation expense and $16.5 million of depreciation. Partially offsetting these adjustments was deferred income taxes of $13.8 million primarily related to the net operating loss created by the exercise and vesting of stock-based awards. The decrease in cash from changes in working capital primarily consists of other assets of $26.1 million primarily related to an increase in prepaid hosting services and capitalized mobile app store fees, increases in accounts receivable of $9.2 million primarily related to the growth in revenue, and a decrease in accounts payable and other liabilities of $9.0 million, due mainly to the timing of payments, including interest payments. These changes were partially offset by increases in deferred revenue of $14.7 million, due mainly to growth in subscription sales and an increase from income taxes payable and receivable of $5.5 million due primarily to the timing of tax payments.
Net cash used in investing activities attributable to continuing operations in 2018 consists primarily of capital expenditures of $14.8 million that are primarily related to computer hardware and internal development of software to support our products and services, purchases of investments of $3.0 million, offset by cash acquired, net of cash paid in a business combination of $1.1 million.

Net cash used in financing activities attributable to continuing operations in 2018 is primarily due to cash payments of $115.3 million for withholding taxes paid on behalf of employees for net settled stock awards and purchases of treasury stock of $73.9 million.
2017
Net cash provided by operating activities attributable to continuing operations in 2017 includes adjustments to earnings consisting primarily of stock-based compensation expense of $33.7 million; depreciation of $15.5 million; other adjustments of $7.9 million consisting primarily of net foreign currency losses of $3.5 million and a non-cash other-than-temporary impairment charge on a cost method investment of $2.3 million; acquisition-related contingent consideration fair value adjustments of $4.3 million; and amortization of intangibles of $0.8 million. Partially offsetting these adjustments was deferred income taxes of $3.9 million. The increase in cash from changes from working capital is due primarily to an increase in accounts payable and other liabilities of $22.9 million, due mainly to the timing of payments, including interest payments, an increase in deferred revenue of $9.9 million, due mainly to growth in subscription sales, and an increase from income taxes payable and receivable of $8.5 million. These sources of cash were partially offset by decreases in cash from increases in accounts receivable of $12.2 million primarily related to revenue increasingly sourced through mobile app stores, which are settled with the Company more slowly than traditional credit cards and other assets of $10.3 million primarily related to the prepayment of certain expenses.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.1 million from the sale of a business partially offset by capital expenditures of $14.8 million that are primarily related to internal development of software to support our products and services and purchases of investments of $5.1 million.
Net cash provided by financing activities attributable to continuing operations in 2017 is from the issuance of common stock pursuant to stock-based awards, net of withholding taxes paid.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. The Company has a $500 million Credit Facility that expires on October 7, 2020. At June 30, 2018, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2018 capital expenditures will be approximately $30 million, flat compared to 2017.
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
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We purchased 1.9 million shares related to this repurchase authorization through June 30, 2018 and an additional 0.1 million shares in July 2018 for a total of 2 million shares for $85.6 million. A total of 4 million shares remain available for repurchase.
The Company currently settles all equity awards on a net basis.  Assuming all equity awards outstanding on August 6, 2018 were net settled, we would have issued 10.7 million common shares (of which 2.1 million is related to vested shares and 8.6 million is related to unvested shares) and would have remitted $412.9 million (of which $80.8 million is related to vested shares and $332.1 million is related to unvested shares) in cash in withholding taxes (assuming a 50% withholding rate).

The Company is not required to pay the one-time Transition Tax because of its net operating loss position. The Company does not currently expect to be a material U.S. federal cash income tax payer until 2020, which is in line with previous estimates. The Company expects the Tax Act to favorably impact its future liquidity, primarily as a result of a reduction in the U.S. corporate income tax rate from 35% to 21%, which will lower its effective tax rate and annual tax liability.
All of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act. During the six months ended June 30, 2018, no foreign cash was repatriated to the U.S.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of June 30, 2018, IAC owns 81.2% of our outstanding shares of capital stock and has 97.6% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At June 30, 2018, there have been no material changes to the Company’s contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. Presented below is an update to the “Critical Accounting Policies and Estimates” presented in Part II. Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017, following the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017. See “Note 1—The Company and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements” for the summary of significant accounting policies.
Investments in Equity Securities
Equity Securities
The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative upon the adoption of ASU No. 2016-01 with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under the measurement alternative, the value of our equity investments without readily determinable fair values are generally determined based on a market approach as of the transaction date. We review impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, we will write down the security to its fair value and record the corresponding charge within other income (expense), net.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At June 30, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to interest rate risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound (“GBP”).
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three and six months ended June 30, 2018, the impact on revenue for all foreign currencies was favorable by $7.7 million and $25.0 million, respectively, compared to the comparable prior year periods. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange gains included in the Company’s earnings for the three and six months ended June 30, 2018 were $9.6 million and $2.3 million, respectively. Foreign currency exchange losses for the three and six months ended June 30, 2017 were $2.2 million and $3.5 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The gains in 2018 and the losses in 2017 are primarily related to a U.S. dollar denominated intercompany loan for which the receivable is held by a foreign subsidiary with a GBP functional currency. As the U.S. Dollar fluctuates against the GBP, this intercompany loan experiences volatility in regards to foreign currency exchange gains and losses.
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
On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. The court delivered its decision on September 27, 2017, in which it denied our motion to dismiss without prejudice and provided the plaintiffs an opportunity to amend their claims to state an articulable cause of action by October 30, 2017. The plaintiffs amended their complaint prior to the deadline, and we filed a motion to dismiss the second amended complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. On March 8, 2018, the court issued an order transferring the case from Judge Lindsay to newly appointed Judge Scholer. On June 19, 2018, the court heard oral arguments on the motions, issued an oral ruling from the bench dismissing the second amended consolidated complaint without leave to amend, and indicated that a written opinion and order would be forthcoming. On July 10, 2018, pursuant to the court’s suggestion at oral argument, the defendants submitted a proposed order formalizing the court’s dismissal ruling.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California.  See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles).  The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service.  The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.  On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint.  On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means.  On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action.  On February 1, 2016, the plaintiff filed a notice of appeal from the judgment.  On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act.  Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case has been returned to the trial court for further proceedings. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II “Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2018. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.
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
On June 30, 2018, 50,034 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On June 30, 2018, 91,021 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2018	151,755	$42.80	151,755	5,000,000
May 2018	11,555	$39.98	11,555	4,988,445
June 2018	840,956	$41.52	840,956	4,147,489
Total	1,004,266	$41.69	1,004,266	4,147,489
______________________

(1)	Reflects repurchases made pursuant to the 6 million share repurchase authorization previously announced in May 2017, which has no expiration.

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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan	8-K	001-37636	10.1	6/21/2018
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2018	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	August 9, 2018
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