Form 10-Q
period 2018-09-30
Match Group, Inc.
filed 2018-11-09
CIK 1575189

As filed with the Securities and Exchange Commission on November 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 2, 2018, the following shares of the registrant’s common stock were outstanding:

Common Stock	68,166,729
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	278,086,131
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 2, 2018 was $2,729,358,644. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be shares held by affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$402,598	$272,624
Accounts receivable, net of allowance of $735 and $778, respectively	138,167	116,751
Other current assets	66,902	55,369
Total current assets	607,667	444,744
Property and equipment, net of accumulated depreciation and amortization of $113,068 and $108,860, respectively	57,286	61,620
Goodwill	1,252,745	1,247,644
Intangible assets, net of accumulated amortization of $11,663 and $11,653, respectively	235,827	230,345
Deferred income taxes	145,263	123,199
Long-term investments	10,169	11,137
Other non-current assets	15,798	11,457
TOTAL ASSETS	$2,324,755	$2,130,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$12,103	$10,112
Deferred revenue	221,884	198,095
Accrued expenses and other current liabilities	139,086	110,566
Total current liabilities	373,073	318,773
Long-term debt, net	1,255,088	1,252,696
Income taxes payable	6,638	8,410
Deferred income taxes	28,272	28,478
Other long-term liabilities	12,947	14,484
Redeemable noncontrolling interests	—	6,056
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 1,500,000,000 shares; 70,520,034 and 64,370,470 shares issued, and 68,507,434 and 64,370,470 shares outstanding at September 30, 2018 and December 31, 2017, respectively	71	64
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(48,582)	81,082
Retained earnings	894,606	532,211
Accumulated other comprehensive loss	(121,814)	(112,318)
Treasury stock 2,012,600 and 0 shares, respectively	(86,239)	—
Total Match Group, Inc. shareholders’ equity	638,252	501,249
Noncontrolling interests	10,485	—
Total shareholders’ equity	648,737	501,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,324,755	$2,130,146
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue	$443,943	$343,418	$1,272,506	$951,754
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	107,512	72,044	298,790	193,557
Selling and marketing expense	108,374	94,870	316,806	289,706
General and administrative expense	45,187	49,940	130,113	137,721
Product development expense	34,027	27,008	98,531	73,089
Depreciation	8,513	8,147	25,059	23,619
Amortization of intangibles	435	401	914	1,208
Total operating costs and expenses	304,048	252,410	870,213	718,900
Operating income	139,895	91,008	402,293	232,854
Interest expense	(18,376)	(19,548)	(54,458)	(57,570)
Other income (expense), net	894	(9,925)	4,677	(25,453)
Earnings from continuing operations, before tax	122,413	61,535	352,512	149,831
Income tax benefit	5,537	226,236	6,474	214,039
Net earnings from continuing operations	127,950	287,771	358,986	363,870
Loss from discontinued operations, net of tax	(378)	(85)	(378)	(4,647)
Net earnings	127,572	287,686	358,608	359,223
Net loss (earnings) attributable to noncontrolling interests	2,587	2	3,787	(52)
Net earnings attributable to Match Group, Inc. shareholders	$130,159	$287,688	$362,395	$359,171

Net earnings per share from continuing operations:
Basic	$0.47	$1.08	$1.31	$1.39
Diluted	$0.44	$0.98	$1.22	$1.22
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.47	$1.08	$1.31	$1.38
Diluted	$0.44	$0.98	$1.22	$1.21

Stock-based compensation expense by function:
Cost of revenue	$493	$430	$1,768	$1,246
Selling and marketing expense	745	1,146	2,526	3,253
General and administrative expense	8,567	12,669	23,817	35,740
Product development expense	6,336	5,704	21,699	13,388
Total stock-based compensation expense	$16,141	$19,949	$49,810	$53,627
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings	$127,572	$287,686	$358,608	$359,223
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(871)	33,750	(9,616)	68,440
Total other comprehensive (loss) income	(871)	33,750	(9,616)	68,440
Comprehensive income	126,701	321,436	348,992	427,663
Comprehensive loss (income) attributable to noncontrolling interests	2,640	(273)	3,907	(592)
Comprehensive income attributable to Match Group, Inc. shareholders	$129,341	$321,163	$352,899	$427,071
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2017	$6,056	$64	64,370	$210	209,919	$81,082	$532,211	$(112,318)	$—	$501,249	$—	$501,249
Net earnings (loss) for the nine months ended September 30, 2018	109	—	—	—	—	—	362,395	—	—	362,395	(3,896)	358,499
Other comprehensive loss, net of tax	(120)	—	—	—	—	—	—	(9,496)	—	(9,496)	—	(9,496)
Stock-based compensation expense	—	—	—	—	—	49,675	—	—	—	49,675	135	49,810
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,596	—	—	(181,878)	—	—	—	(181,874)	—	(181,874)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,554	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(86,239)	(86,239)	—	(86,239)
Purchase of redeemable noncontrolling interests	(3,503)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(2,542)	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—		—	14,246	14,246
Balance as of September 30, 2018	$—	$71	70,520	$210	209,919	$(48,582)	$894,606	$(121,814)	$(86,239)	$638,252	$10,485	$648,737

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$358,986	$363,870
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	49,810	53,627
Depreciation	25,059	23,619
Amortization of intangibles	914	1,208
Deferred income taxes	(23,821)	(239,796)
Acquisition-related contingent consideration fair value adjustments	265	4,397
Other adjustments, net	(100)	16,578
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(21,456)	(42,902)
Other assets	(22,059)	(8,984)
Accounts payable and other liabilities	32,167	15,399
Income taxes payable and receivable	1,233	11,923
Deferred revenue	24,245	30,717
Net cash provided by operating activities attributable to continuing operations	425,243	229,656
Cash flows from investing activities attributable to continuing operations:
Net cash acquired in a business combination	1,136	—
Capital expenditures	(21,280)	(21,638)
Proceeds from the sale of a business, net	—	96,144
Purchases of investments	(3,000)	(9,076)
Other, net	39	41
Net cash (used in) provided by investing activities attributable to continuing operations	(23,105)	65,471
Cash flows from financing activities attributable to continuing operations:
Term Loan borrowings	—	75,000
Debt issuance costs	—	(1,814)
Proceeds from issuance of common stock pursuant to stock-based awards	—	57,705
Withholding taxes paid on behalf of employees on net settled stock-based awards	(181,756)	(228,978)
Purchase of treasury stock	(86,239)	—
Purchase of redeemable noncontrolling interests	(3,503)	(436)
Purchase of stock-based awards	—	(272,459)
Acquisition-related contingent consideration payments	(185)	(23,429)
Other, net	(616)	(165)
Net cash used in financing activities attributable to continuing operations	(272,299)	(394,576)
Total cash provided by (used in) continuing operations	129,839	(99,449)
Net cash used in operating activities attributable to discontinued operations	—	(6,061)
Net cash used in investing activities attributable to discontinued operations	—	(471)
Total cash used in discontinued operations	—	(6,532)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	133	9,923
Net increase (decrease) in cash, cash equivalents, and restricted cash	129,972	(96,058)
Cash, cash equivalents, and restricted cash at beginning of period	272,761	253,771
Cash, cash equivalents, and restricted cash at end of period	$402,733	$157,713
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
As of September 30, 2018, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.9% and 97.5%, respectively.
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
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, upon its adoption on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under the measurement alternative, the value of our equity securities without readily determinable fair values is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, the Company will write down the security to its fair value and record the corresponding charge within other income (expense), net. See “Accounting Pronouncements adopted by the Company” below for further information.
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recent Accounting Pronouncements
Accounting Pronouncements adopted by the Company
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 superseded nearly all previous revenue recognition guidance. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 2—Revenue Recognition” for additional information on the impact to the Company.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$402,598	$272,624	$157,576	$253,651
Restricted cash included in other current assets	135	137	137	120
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flow	$402,733	$272,761	$157,713	$253,771

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
Accounting Pronouncement not yet adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018. The Company will adopt the new lease guidance effective January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to implement the transition method option provided by ASU No. 2018-11.
The Company is not a lessor, has no capitalized leases, and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the agreements governing the outstanding debt of the Company, or our credit agreement, because in each circumstance, the leverage calculations are not affected by the liability that will be recorded upon adoption of the new standard.
While the Company's evaluation of the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements continues, outlined below is a summary of the status of the Company's progress:

•	the Company has selected a software solution to implement ASU No. 2016-02;

•	the Company has input lease summaries into the software solution;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and

•	the Company is developing its accounting policy, procedures and internal controls related to the new standard.
Development of our selected software solution is ongoing, as it is not yet fully compliant with the requirements of ASU No. 2016-02. The timely readiness of the software solution is critical to ensure an efficient and effective adoption of ASU No. 2016-02. The Company's ability to calculate an estimate of the right of use asset and related liability is dependent upon the readiness of the software solution.
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
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which primarily range from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
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
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivables that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payment due date is not significant, customer payments that are not collected in advance of the transfer of promised services are generally due no later than 30 days from invoice date. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of advance payments that are received or due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 was $198.3 million. During the nine months ended September 30, 2018, the Company recognized $191.6 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The deferred revenue balance as of June 30, 2018 was $212.6 million. During the three months ended September 30, 2018, the Company recognized $157.4 million of revenue that was included in the deferred revenue balance as of June 30, 2018. The current deferred revenue balance at September 30, 2018 is $221.9 million. At September 30, 2018, there is no non-current portion of deferred revenue.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. The Company recognizes an asset for these costs if we expect to recover those costs. Mobile app store fees are amortized over the period of contract performance. The Company capitalizes and amortizes mobile app store fees over the term of the applicable subscription. During the three and nine months ended September 30, 2018, the Company recognized expense of $75.0 million and $205.4 million, respectively, related to the amortization of these costs. The contract asset balance at September 30, 2018 related to costs to obtain a contract is $30.1 million and included in “Other current assets” in the accompanying consolidated balance sheet.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Direct Revenue:
North America	$233,643	$186,868	$667,163	$540,701
International	197,902	143,230	564,846	376,572
Total Direct Revenue	431,545	330,098	1,232,009	917,273
Indirect Revenue (principally advertising revenue)	12,398	13,320	40,497	34,481
Total Revenue	$443,943	$343,418	$1,272,506	$951,754
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
For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit from continuing operations of $5.5 million and $6.5 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and research credits, partially offset by state income taxes. For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit from continuing operations of $226.2 million and $214.0 million, respectively, due to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $3.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued Internal Revenue Service (“IRS”) guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was issued and adopted by the Company in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to December 31, 2019, and the statute of limitations for the years 2013 through 2014 has been extended to March 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2018 and December 31, 2017, unrecognized tax benefits, including interest and penalties, are $28.1 million and $26.8 million, respectively. At September 30, 2018 and December 31, 2017, approximately $20.5 million and $17.6 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2018 are subsequently recognized, $26.5 million, net of related deferred tax assets and interest, would reduce income tax expense. The

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

comparable amount as of December 31, 2017 was $25.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $9.3 million by September 30, 2019, due to expirations of statutes of limitations; all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable.  As of September 30, 2018, the Company has a gross deferred tax asset of $154.7 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 4—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized additional loss on the sale of the business of $0.4 million for the three and nine months ended September 30, 2018. We recognized a loss on the sale of the business of $1.2 million for the nine months ended September 30, 2017, which is reported within discontinued operations.
The key components of loss from discontinued operations for the three and nine months ended September 30, 2017 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue	$—	$—	$—	$23,980
Operating costs and expenses	—	—	—	(29,601)
Operating loss	—	—	—	(5,621)
Other expense	(378)	(168)	(378)	(1,171)
Income tax benefit	—	83	—	2,145
Loss from discontinued operations	$(378)	$(85)	$(378)	$(4,647)
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$150,576	$—	$—	$150,576
Time deposits	—	35,000	—	35,000
Total	$150,576	$35,000	$—	$185,576

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,980)	$(1,980)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$71,197	$—	$—	$71,197
Time deposits	—	35,023	—	35,023
Total	$71,197	$35,023	$—	$106,220

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Balance at July 1	$(1,910)	$(24,829)
Total net losses:
Fair value adjustments	(55)	(59)
Included in other comprehensive loss	(15)	(333)
Settlements	—	23,429
Balance at September 30	$(1,980)	$(1,792)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Balance at January 1	$(2,647)	$(19,418)
Total net losses:
Fair value adjustments	(265)	(4,397)
Included in other comprehensive loss	(16)	(1,406)
Settlements	948	23,429
Balance at September 30	$(1,980)	$(1,792)
Contingent consideration arrangements
As of September 30, 2018, there are two contingent consideration arrangements related to business acquisitions. One of the contingent consideration arrangements has limits as to the maximum amount that can be paid. The maximum contingent payment related to this arrangement and the gross fair value of this arrangement, before the unamortized discount, at September 30, 2018, is $2.0 million. No payment is expected for the other contingent consideration arrangement, which does not have a limit on the maximum earnout.
The current contingent consideration arrangements are based upon earnings performance. Previous contingent consideration arrangements were based upon earnings performance and/or operating metrics. The Company determined the fair value of the current contingent consideration arrangement for which a payment is expected by using probability-weighted analyses to determine the amount of the gross liability. For arrangements that are long-term in nature, a discount rate is applied, to appropriately capture the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both September 30, 2018 and December 31, 2017 reflect a discount rate of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and changes in discount rates. The Company remeasures the fair value of contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2018 and December 31, 2017 includes a current portion of $2.0 million and $0.6 million, respectively, which is included in “Accrued expenses and other current liabilities” and a non-current portion of $2.0 million at December 31, 2017, which is included in “Other long-term liabilities” in the accompanying consolidated balance sheet. At September 30, 2018, there is no non-current portion of the contingent consideration liability.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Equity securities without readily determinable fair values
At September 30, 2018 and December 31, 2017, the carrying values of the Company’s investments in equity securities without readily determinable fair values totaled $10.2 million and $11.1 million, respectively, and are included in “Long-term investments” in the accompanying consolidated balance sheet. Following the adoption of the measurement alternative under ASU No. 2016-01 on January 1, 2018, the Company’s equity securities without readily determinable fair values are carried at cost minus impairment minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
For all equity securities without readily determinable fair values as of September 30, 2018, the Company has elected the measurement alternative. As of September 30, 2018, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the first quarter of 2017, prior to the adoption of ASU No. 2016-01, we recognized an other-than-temporary impairment charge of $2.3 million related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. This charge is recognized in “other income (expense), net” in the accompanying consolidated statement of operations.
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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(1,255,088)	$(1,299,070)	$(1,252,696)	$(1,320,289)
______________________

(a)
At September 30, 2018 and December 31, 2017, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $19.9 million and $22.3 million, respectively.

The fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2018	December 31, 2017
	(In thousands)
Term Loan due November 16, 2022 (the “Term Loan”)	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the “2016 Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “2017 Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
Total debt	1,275,000	1,275,000
Less: Unamortized original issue discount	7,681	8,668
Less: Unamortized debt issuance costs	12,231	13,636
Total long-term debt, net	$1,255,088	$1,252,696
Senior Notes:
The 2017 Senior Notes were issued on December 4, 2017 at 99.027% of par. The proceeds of $445.6 million, along with cash on hand, were used to redeem the 6.75% Senior Notes due December 15, 2022 and pay the related call premium. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2017 Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 2016 Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness then outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 2016 Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. The 2017 and 2016 Senior Notes rate equally in right of payment. At September 30, 2018, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At both September 30, 2018 and December 31, 2017, the outstanding balance on the Term Loan was $425 million and the loan bears interest at LIBOR plus 2.50%. The interest rate of the Term Loan was 4.67% and 3.85% at September 30, 2018 and December 31, 2017, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

As of September 30, 2018, the Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 25 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each cash as defined in the agreement).
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings. For the three and nine months ended September 30, 2018 and 2017, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Balance at July 1	$(120,996)	$(141,959)
Other comprehensive (loss) income	(818)	33,475
Balance at September 30	$(121,814)	$(108,484)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Balance at January 1	$(112,318)	$(176,384)
Other comprehensive (loss) income before reclassifications	(9,496)	67,186
Amounts reclassified into earnings	—	714
Net period other comprehensive (loss) income	(9,496)	67,900
Balance at September 30	$(121,814)	$(108,484)
The amount reclassified out of accumulated other comprehensive loss into earnings for the nine months ended September 30, 2017 relates to the liquidation of an international subsidiary.
At both September 30, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$127,950	$127,950	$287,771	$287,771
Net loss attributable to noncontrolling interests	2,587	2,587	2	2
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	130,537	130,537	287,773	287,773
Loss from discontinued operations, net of tax	(378)	(378)	(85)	(85)
Net earnings attributable to Match Group, Inc. shareholders	$130,159	$130,159	$287,688	$287,688

Denominator
Basic weighted average common shares outstanding	277,492	277,492	267,487	267,487
Dilutive securities including stock options, RSU awards, and subsidiary denominated equity (a)(b)	—	19,297	—	25,573
Dilutive weighted average common shares outstanding	277,492	296,789	267,487	293,060

Earnings (loss) per share:
Earnings per share from continuing operations	$0.47	$0.44	$1.08	$0.98
Loss per share from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.00
Earnings per share attributable to Match Group, Inc. shareholders	$0.47	$0.44	$1.08	$0.98

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$358,986	$358,986	$363,870	$363,870
Net loss (earnings) attributable to noncontrolling interests	3,787	3,787	(52)	(52)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	362,773	362,773	363,818	363,818
Loss from discontinued operations, net of tax	(378)	(378)	(4,647)	(4,647)
Net earnings attributable to Match Group, Inc. shareholders	$362,395	$362,395	$359,171	$359,171

Denominator
Basic weighted average common shares outstanding	276,634	276,634	260,876	260,876
Dilutive securities including stock options, RSU awards, and subsidiary denominated equity (a)(b)	—	20,683	—	36,431
Dilutive weighted average common shares outstanding	276,634	297,317	260,876	297,307

Earnings (loss) per share:
Earnings per share from continuing operations	$1.31	$1.22	$1.39	$1.22
Loss per share from discontinued operations, net of tax	$0.00	$0.00	$(0.02)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$1.31	$1.22	$1.38	$1.21
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity or vesting of restricted stock units (“RSUs”). For each of the three and nine months ended September 30, 2018, 0.1 million potentially dilutive securities and for the three and nine months ended September 30, 2017, 2.9 million and 4.4 million, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For each of the three and nine months ended September 30, 2018, 1.0 million shares underlying market-based awards, PSOs, and PSUs, and for each of the three and nine months ended September 30, 2017, 4.5 million shares underlying market-based awards, PSOs, and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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
For the three and nine months ended September 30, 2018, the Company incurred $1.9 million and $5.6 million, respectively, and for the three and nine months ended September 30, 2017, the Company incurred $2.6 million and $7.9 million, respectively, pursuant to the services agreement. Included in these amounts for the three and nine months ended September 30, 2018 is $1.3 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2017 is $1.2 million and $3.8 million, respectively, for the leasing of office space for certain of our businesses at properties owned by IAC. All such amounts were paid in full by the Company at September 30, 2018.
The master transaction agreement provides, among other things, that the Company will indemnify IAC for matters relating to any business of the Company. Under this provision, the Company may be required to indemnify IAC for costs related to the lawsuit brought by current and former employees of the Tinder business against IAC and the Company.
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
During the nine months ended September 30, 2018 and 2017, 2.6 million and 11.1 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 2.2 million and 10.6 million shares, respectively, issued during the nine months ended September 30, 2018 and 2017, as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and 0.4 million and 0.5 million shares, respectively, during the nine months ended September 30, 2018 and 2017, issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Relationship with others
On August 10, 2018, Gregory R. Blatt resigned as a director of the Company and entered into an advisory agreement with the Company, pursuant to which he will advise the Company on matters relating to its business, strategy and operations. The term of the advisory agreement will end on February 29, 2020. Pursuant to their terms, Mr. Blatt’s outstanding stock options will remain exercisable and continue to vest, as applicable, as long as he continues to perform services for the Company.
NOTE 11—SUBSEQUENT EVENT
On November 6, 2018, the Board of Directors declared a special cash dividend of $2.00 per share on Match Group common stock and Class B common stock, payable on December 19, 2018, to stockholders of record as of the close of business on December 5, 2018.  Based on the Company’s current shares outstanding, the total amount of this dividend will be approximately $560 million. The special dividend will be funded with cash on hand and incremental debt, as necessary.

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

Operating costs and expenses:

•
Cost of revenue - consists primarily of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google, as required by Apple, and to a lesser degree, Google.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures includes online marketing, including fees paid to search engines and social media sites, offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services (including transaction-related costs for acquisitions) and facilities costs.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

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

Long-term debt:

•	Term Loan - The Company’s seven-year term loan entered into on November 16, 2015. At September 30, 2018, $425 million is outstanding and the current interest rate is 4.67% (LIBOR plus 2.50%).

•
2015 Senior Notes - The Company’s previously outstanding 6.75% Senior Notes issued on November 16, 2015 and redeemed in full on December 17, 2017 using the proceeds from the 2017 Senior Notes and cash on hand.

•
2016 Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At September 30, 2018, $400 million is outstanding.

•
2017 Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. The proceeds, along with cash on hand, were used to redeem the 2015 Senior Notes and pay the related call premium. At September 30, 2018, $450 million is outstanding.

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
2018 Developments
On November 6, 2018, the Board of Directors declared a special cash dividend of $2.00 per share on Match Group common stock and Class B common stock, payable on December 19, 2018, to stockholders of record as of the close of business on December 5, 2018.  The special dividend will be funded with cash on hand and incremental debt, as necessary.
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
Third Quarter and Year to Date September 30, 2018 Consolidated Results
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, revenue, operating income, and Adjusted EBITDA grew 29%, 54%, and 38%, respectively, primarily due to strong contributions from Tinder. The operating income and adjusted EBITDA growth was due primarily to both higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued shift toward brands with relatively lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue, primarily due to in-app purchase fees as our revenues are increasingly sourced through mobile app stores. Operating income was further impacted by lower stock-based compensation expense as a percentage of revenue.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, revenue, operating income, and Adjusted EBITDA grew 34%, 73%, and 52%, respectively, primarily due to the factors described above in the three-month discussion.
The launch of Tinder Gold in the third quarter of 2017 led to increased revenue growth in the fourth quarter of 2017 through year-to-date 2018. We expect the growth rate of Tinder revenue to moderate in future quarters as the comparable prior year periods fully reflect the impact of Tinder Gold. In 2019 and beyond, we also expect an increase in legal and other expenses related to compliance with an increasingly shifting regulatory landscape, as well as the lawsuit brought by current and former employees of the Tinder business against IAC and the Company, which we believe is without merit and intend to vigorously defend against.

Results of Operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(In thousands, except ARPU)
Direct Revenue:
North America	$233,643	$46,775	25%	$186,868	$667,163	$126,462	23%	$540,701
International	197,902	54,672	38%	143,230	564,846	188,274	50%	376,572
Total Direct Revenue	431,545	101,447	31%	330,098	1,232,009	314,736	34%	917,273
Indirect Revenue	12,398	(922)	(7)%	13,320	40,497	6,016	17%	34,481
Total Revenue	$443,943	$100,525	29%	$343,418	$1,272,506	$320,752	34%	$951,754

Percentage of Total Revenue:
Direct Revenue:
North America	53%			54%	53%			57%
International	44%			42%	44%			39%
Total Direct Revenue	97%			96%	97%			96%
Indirect Revenue	3%			4%	3%			4%
Total Revenue	100%			100%	100%			100%

Average Subscribers:
North America	4,278	663	18%	3,615	4,129	643	18%	3,486
International	3,812	868	29%	2,944	3,622	915	34%	2,707
Total	8,090	1,531	23%	6,559	7,751	1,558	25%	6,193

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.59		6%	$0.56	$0.58		4%	$0.56
International	$0.55		7%	$0.52	$0.56		13%	$0.50
Total	$0.57	$0.03	6%	$0.54	$0.57	$0.04	7%	$0.53
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
International Direct Revenue grew $54.7 million, or 38%, in 2018 versus 2017, primarily driven by 29% growth in Average Subscribers and a 7% increase in ARPU. North America Direct Revenue grew $46.8 million, or 25%, in 2018 versus 2017, driven by 18% growth in Average Subscribers and 6% growth in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder. International and North America ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased premium subscriptions, such as Tinder Gold, as well as additional à la carte features. International ARPU was unfavorably impacted from the strength of the U.S. dollar relative to certain volatile currencies.
Indirect Revenue decreased $0.9 million primarily due to lower impressions at brands excluding Tinder.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
International Direct Revenue grew $188.3 million, or 50%, in 2018 versus 2017, primarily driven by 34% growth in Average Subscribers and a 13% increase in ARPU. North America Direct Revenue grew $126.5 million, or 23%, in 2018 versus 2017, driven by 18% growth in Average Subscribers and 4% growth in ARPU.

The increases are primarily due to the factors described above in the three-month discussion. International ARPU for the year-to-date period benefited from the weakness of the U.S. dollar relative to other currencies.
Indirect Revenue increased $6.0 million primarily due to increased advertising revenue at Tinder.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue	$107,512	$35,468	49%	$72,044
Percentage of revenue	24%			21%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $32.3 million as revenues are increasingly sourced through mobile app stores.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue	$298,790	$105,233	54%	$193,557
Percentage of revenue	23%			20%
Cost of revenue increased primarily due to the factor described above in the three-month discussion.
Selling and marketing expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$108,374	$13,504	14%	$94,870
Percentage of revenue	24%			28%
Selling and marketing expense increased in total but declined as a percentage of revenue. The increase in selling and marketing expense is primarily due to marketing investments at both Pairs and OkCupid, and the acquisition of Hinge in the second quarter of 2018. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with relatively lower marketing spend.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$316,806	$27,100	9%	$289,706
Percentage of revenue	25%			30%
Selling and marketing expense increased in total but declined as a percentage of revenue. The increase in selling and marketing expense is primarily due to marketing investments at Tinder, Pairs, OkCupid, and Meetic and the acquisition of Hinge, partially offset by lower offline marketing at Match.

General and administrative expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$45,187	$(4,753)	(10)%	$49,940
Percentage of revenue	10%			15%
General and administrative expense decreased driven primarily by a decrease of $4.1 million in stock-based compensation due primarily to a decrease in expense related to a subsidiary denominated equity award issued to a non-employee (which was settled in the third quarter of 2017).
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$130,113	$(7,608)	(6)%	$137,721
Percentage of revenue	10%			14%
General and administrative expense decreased driven primarily by the factor described above in the three-month discussion and a decrease in the acquisition-related contingent consideration expense of $4.1 million. Partially offsetting these decreases is an increase of $6.4 million in compensation, excluding stock-based compensation.
Product development expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$34,027	$7,019	26%	$27,008
Percentage of revenue	8%			8%
Product development expense increased driven primarily by an increase of $6.4 million in compensation, of which $5.8 million relates primarily to higher headcount at Tinder and $0.6 million relates to stock-based compensation expense.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$98,531	$25,442	35%	$73,089
Percentage of revenue	8%			8%
Product development expense increased driven primarily due to the factors described above in the three-month discussion.

Depreciation
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$8,513	$366	4%	$8,147
Percentage of revenue	2%			2%
Depreciation increased driven by an increase in computer software as we continue to grow our business.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$25,059	$1,440	6%	$23,619
Percentage of revenue	2%			2%
Depreciation increased primarily due to the factor described above in the three-month discussion and an increase in computer hardware.
Operating income and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Operating income	$139,895	$48,887	54%	$91,008	$402,293	$169,439	73%	$232,854
Percentage of revenue	32%			27%	32%			24%

Adjusted EBITDA	$165,039	$45,475	38%	$119,564	$478,341	$162,636	52%	$315,705
Percentage of revenue	37%			35%	38%			33%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
Operating income and Adjusted EBITDA increased 54% and 38%, respectively, primarily driven by revenue growth at Tinder and reduced operating expenses as a percentage of revenue, excluding an increase in cost of revenue due to in-app purchase fees as revenues are increasingly sourced through mobile app stores. Operating income was further impacted by lower stock-based compensation as a percentage of revenue resulting in increased growth compared to Adjusted EBITDA.
At September 30, 2018, there was $130.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Operating income and Adjusted EBITDA increased 73% and 52%, respectively, primarily due to the factors described above in the three-month discussion.

Interest expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$18,376	$(1,172)	(6)%	$19,548
Interest expense decreased primarily due to the issuance of the 2017 Senior Notes which replaced the 2015 Senior Notes at a lower interest rate, partially offset by an increase in the weighted average interest rate of the Term Loan and an increase in the outstanding balance of the Term Loan during the third quarter of 2017.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$54,458	$(3,112)	(5)%	$57,570
Interest expense decreased primarily due to the factors described above in the three-month discussion.
Other income (expense), net
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income (expense), net	$894	$10,819	NM	$(9,925)
________________________
NM = not meaningful
Other income, net, in 2018 includes interest income of $1.3 million.
Other expense, net, in 2017 includes expenses of $6.8 million in net foreign currency exchange losses, $1.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award and $2.1 million related to the repricing of the Term Loan.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income (expense), net	$4,677	$30,130	NM	$(25,453)
Other income, net, in 2018 includes interest income of $3.3 million and $2.7 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the period, partially offset by $1.3 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other expense, net, in 2017 includes $12.2 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award, $10.3 million in foreign currency exchange losses, and a $2.3 million other-than-temporary impairment charge related to a certain cost method investment as a result of our assessment of the prospects and financial condition of the investee and $2.1 million related to the repricing of the Term Loan.

Income tax benefit
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$5,537	$(220,699)	(98)%	$226,236
Effective income tax rate	NM			NM
The income tax benefit in 2018, despite pre-tax income, is due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and research credits, partially offset by state income taxes.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $3.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued IRS guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was issued and adopted by the Company in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
The income tax benefit in 2017, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$6,474	$(207,565)	(97)%	$214,039
Effective income tax rate	NM			NM
The income tax benefits in 2018 and 2017 are due primarily to the factors described above in the three-month discussion.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$130,159	$287,688	$362,395	$359,171
Add back:
Net (loss) earnings attributable to noncontrolling interests	(2,587)	(2)	(3,787)	52
Loss from discontinued operations, net of tax	378	85	378	4,647
Income tax benefit	(5,537)	(226,236)	(6,474)	(214,039)
Other (income) expense, net	(894)	9,925	(4,677)	25,453
Interest expense	18,376	19,548	54,458	57,570
Operating Income	139,895	91,008	402,293	232,854
Stock-based compensation expense	16,141	19,949	49,810	53,627
Depreciation	8,513	8,147	25,059	23,619
Amortization of intangibles	435	401	914	1,208
Acquisition-related contingent consideration fair value adjustments	55	59	265	4,397
Adjusted EBITDA	$165,039	$119,564	$478,341	$315,705
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

The following table presents the impact of foreign exchange on total revenue and International ARPU for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively:

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands, except ARPU)
Revenue, as reported	$443,943	$100,525	29%	$343,418
Foreign exchange effects	8,020
Revenue excluding foreign exchange effects	$451,963	$108,545	32%	$343,418

(Percentage change calculated using non-rounded numbers)
International ARPU, as reported	$0.55		7%	$0.52
Foreign exchange effects	0.02
International ARPU, excluding foreign exchange effects	$0.57		11%	$0.52

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands, except ARPPU)
Revenue, as reported	$1,272,506	$320,752	34%	$951,754
Foreign exchange effects	(16,998)
Revenue excluding foreign exchange effects	$1,255,508	$303,754	32%	$951,754

(Percentage change calculated using non-rounded numbers)
International ARPPU, as reported	$0.56		13%	$0.50
Foreign exchange effects	(0.02)
International ARPPU, excluding foreign exchange effects	$0.54		9%	$0.50

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$268,439	$203,452
All other countries (a)	134,159	69,172
Total cash and cash equivalents	402,598	272,624

Long-term debt:
Term Loan due November 16, 2022	$425,000	$425,000
2016 Senior Notes	400,000	400,000
2017 Senior Notes	450,000	450,000
Total long-term debt	1,275,000	1,275,000
Less: Unamortized original issue discount	7,681	8,668
Less: Unamortized debt issuance costs	12,231	13,636
Total long-term debt, net	$1,255,088	$1,252,696
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
On June 1, 2016, we issued $400 million aggregate principal amount of 2016 Senior Notes due June 1, 2024.
The indentures governing the 2017 and 2016 Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2018, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.
Neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At September 30, 2018, the outstanding balance on the Term Loan is $425 million and the current interest rate is 4.67% (LIBOR plus 2.50%). Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
The Company has a $500 million revolving credit facility (the “Credit Facility”) that expires on October 7, 2020. At September 30, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 25 basis points. Borrowings under the

Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
IAC Subordinated Loan Facility:
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and Match Group Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At September 30, 2018, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$425,243	$229,656
Net cash (used in) provided by investing activities attributable to continuing operations	(23,105)	65,471
Net cash used in financing activities attributable to continuing operations	(272,299)	(394,576)
2018
Net cash provided by operating activities attributable to continuing operations in 2018 includes adjustments to earnings of $49.8 million of stock-based compensation expense and $25.1 million of depreciation. Partially offsetting these adjustments was deferred income taxes of $23.8 million primarily related to the net operating loss created by the exercise and vesting of stock-based awards. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $32.2 million, due mainly to the timing of payments, including interest payments; increases in deferred revenue of $24.2 million, due mainly to growth in subscription sales and an increase from income taxes payable and receivable of $1.2 million due primarily to the timing of tax payments. These changes were partially offset by increases in accounts receivable of $21.5 million primarily related to the growth in revenue and increases in other assets of $22.1 million primarily related to an increase in prepaid hosting services and capitalized mobile app store fees.
Net cash used in investing activities attributable to continuing operations in 2018 consists primarily of capital expenditures of $21.3 million that are primarily related to computer hardware and internal development of software to support our products and services, and purchases of investments of $3.0 million, partially offset by net cash acquired in a business combination of $1.1 million.

Net cash used in financing activities attributable to continuing operations in 2018 is primarily due to cash payments of $181.8 million for withholding taxes paid on behalf of employees for net settled stock awards and purchases of treasury stock of $86.2 million.
2017
Net cash provided by operating activities attributable to continuing operations in 2017 includes adjustments to earnings consisting primarily of deferred income taxes of $239.8 million primarily related to the net operating loss created by tax deductions created from stock-based awards. Partially offsetting this adjustment was stock-based compensation expense of $53.6 million; depreciation of $23.6 million; other adjustments of $16.6 million consisting primarily of net foreign currency losses of $9.9 million, $4.2 million of non-cash interest expenses, and a non-cash other-than-temporary impairment charge on a cost method investment of $2.3 million; acquisition-related contingent consideration fair value adjustments of $4.4 million; and amortization of intangibles of $1.2 million. The increase in cash from changes from working capital is due primarily to an increase in deferred revenue of $30.7 million, due mainly to growth in subscription sales; an increase in accounts payable and other liabilities of $15.4 million, due mainly to the timing of payments, including interest payments; and an increase from income taxes payable and receivable of $11.9 million. These sources of cash were partially offset by decreases in cash from increases in accounts receivable of $42.9 million primarily related to revenue increasingly sourced through mobile app stores, which are settled with the Company more slowly than traditional credit cards and other assets of $9.0 million primarily related to the prepayment of certain expenses.
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.1 million from the sale of a business partially offset by capital expenditures of $21.6 million that are primarily related to internal development of software to support our products and services and purchases of investments of $9.1 million.
Net cash used in financing activities attributable to continuing operations in 2017 is primarily due to cash payments of $272.5 million for the purchase of certain fully vested stock-based awards, $229.0 million for withholding taxes paid on behalf of employees, and a $23.4 million payment related to an acquisition-related contingent consideration agreement. Offsetting these payments were proceeds of $75.0 million from the increase in the Term Loan and proceeds from the issuance of common stock pursuant to stock-based awards of $57.7 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. The Company has a $500 million Credit Facility that expires on October 7, 2020. At September 30, 2018, there were no outstanding borrowings under the Credit Facility.
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
On November 6, 2018, the Board of Directors declared a special cash dividend of $2.00 per share on Match Group common stock and Class B common stock, payable on December 19, 2018, to stockholders of record as of the close of business on December 5, 2018.  Based on the Company’s current shares outstanding, the total amount of this dividend will be approximately $560 million. The special dividend will be funded with cash on hand and incremental debt, as necessary.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We purchased 2.0 million shares related to this repurchase authorization through September 30, 2018 for $86.2 million. Additionally, from October 1 to November 2, we purchased approximately 400,000 shares for $20.4 million. A total of 3.6 million shares remain available for repurchase.
The Company currently settles all equity awards on a net basis.  Assuming all equity awards outstanding on November 2, 2018 were net settled, we would issue 10.4 million common shares (of which 1.5 million is related to vested shares and 8.9 million is related to unvested shares) and would remit $544.2 million (of which $77.3 million is related to vested shares and $466.9 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate).
The Company does not currently expect to be a material U.S. federal cash income tax payer until 2021. The ultimate timing is dependent primarily on the performance of the Company and the amount and timing of tax deductions related to stock-based awards.
All of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act. During the nine months ended September 30, 2018, no foreign cash was repatriated to the U.S.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of September 30, 2018, IAC owns 80.9% of our outstanding shares of capital stock and has 97.5% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At September 30, 2018, there have been no material changes to the Company’s contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At September 30, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to interest rate risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound (“GBP”).
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three and nine months ended September 30, 2018, the impact on revenue for all foreign currencies was unfavorable by $8.0 million and favorable by $17.0 million, respectively, compared to the comparable prior year periods. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange gains included in the Company’s earnings for the three and nine months ended September 30, 2018 were $0.4 million and $2.7 million, respectively. Foreign currency exchange losses for the three and nine months ended September 30, 2017 were $6.8 million and $10.3 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The gains in 2018 and the losses in 2017 are primarily related to a U.S. dollar denominated intercompany loan for which the receivable is held by a foreign subsidiary with a GBP functional currency. As the U.S. Dollar fluctuates against the GBP, this intercompany loan experiences volatility in regards to foreign currency exchange gains and losses.
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
On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The amended pleading focused solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. On September 27, 2017, the court issued an opinion and order: (i) denying, without prejudice to renewal, the defendants’ motions and (ii) directing the plaintiffs to file a further amended pleading addressing the deficiencies in the amended consolidated complaint that were identified in the defendants’ motions.
On October 30, 2017, the plaintiffs filed a second amended consolidated complaint, which among other things, dropped their claim under Section 12 of the Securities Act of 1933. Pursuant to an agreed-upon briefing schedule approved by the count, the defendants filed motions to dismiss the second amended consolidated complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. On March 8, 2018, the court issued an order transferring the case from Judge Lindsay to newly appointed Judge Scholer. On June 19, 2018, the court heard oral arguments on the motions, issued an oral ruling from the bench dismissing the second amended consolidated complaint without leave to amend, and indicated that a written opinion and order would be forthcoming. On July 10, 2018, pursuant to the court’s suggestion at oral argument, the defendants submitted a proposed order formalizing the court’s dismissal ruling. On August 24, 2018, the court issued an opinion and order dismissing the second amended consolidated complaint without leave to amend. The plaintiffs have not filed a notice of appeal from the dismissal, and their time to do so has expired.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California.  See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles).  The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service.  The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.  On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint.  On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means.  On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action.  On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal.  On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act.  Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case has been returned to the trial court for further proceedings and is currently in discovery. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
Bumble Claims against Match Group, LLC
On March 28, 2018, a civil lawsuit was filed against Match Group, LLC in state court in Texas.  See Bumble Trading, Inc. v. Match Group, LLC, Cause No. DC-18-04140 (160th Judicial District Court of Texas, County of Dallas).  The petition alleged that Match Group, LLC wrongfully obtained confidential information from Plaintiffs in connection with a potential sale process and filed an intellectual property lawsuit against Bumble Trading, Inc. in bad faith to hinder such sale process. In response, Plaintiffs, Bumble Trading, Inc. and its parent Bumble Holding, Ltd., filed their petition asserting claims of tortious interference with business relationships, fraud, misappropriation of trade secrets, unfair competition, promissory estoppel, and disparagement. The petition seeks monetary damages in excess of $400 million and an injunction against Match Group, LLC from interfering with Plaintiffs’ prospective business relationships or utilizing Plaintiffs’ confidential information. Match Group, LLC filed its answer and counterclaim, notice of removal to federal court, and motion to transfer the case to the Western District on September 26, 2018. The case is currently pending in federal court in the Northern District of Texas. Plaintiffs filed a motion to dismiss our counterclaims on October 17, 2018. However, Match Group, LLC filed its first amended counterclaims on November 1, 2018, nullifying the motion to dismiss. On October 18, 2018, Plaintiffs filed a motion to dismiss their own claims without prejudice and an opposition to the motion to transfer. On November 1, 2018, Match Group, LLC filed its notice of non-opposition to Plaintiffs’ motion to dismiss their own claims. Match Group, LLC also filed its reply in support of the motion to transfer on the same day. We believe that Plaintiffs’ allegations in this lawsuit are without merit and will vigorously defend against them.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who are still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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
On September 30, 2018, 10,198 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On September 30, 2018, 248,996 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2018	147,489	$39.21	147,489	4,000,000
August 2018	—	$—	—	4,000,000
September 2018	12,600	$51.56	12,600	3,987,400
Total	160,089	$40.18	160,089	3,987,400
______________________

(1)	Reflects repurchases made pursuant to the 6 million share repurchase authorization previously announced in May 2017, which has no expiration.

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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Employment Agreement between Amanda W. Ginsberg and Match Group, Inc., dated as of July 20, 2018.	8-K	001-37636	10.1	7/26/2018
10.2	Employment Agreement between Gary Swidler and Match Group, Inc., dated as of August 8, 2018.	8-K	001-37636	10.1	8/14/2018
10.3	Employment Agreement between Jared Sine and Match Group, Inc., dated as of August 8, 2018.	8-K	001-37636	10.2	8/14/2018
10.4	Advisory Agreement between Gregory R. Blatt and Match Group, Inc., dated as of August 10, 2018.	8-K	001-37636	10.1	8/10/2018
10.5	Employment Agreement between Sharmistha Dubey and Match Group, Inc., dated as of August 8, 2018.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2018	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	November 9, 2018
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