Form 10-K
period 2018-12-31
Match Group, Inc.
filed 2019-02-28
CIK 1575189

As filed with the Securities and Exchange Commission on February 28, 2019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 1, 2019, the following shares of the Registrant’s Common Stock were outstanding:

Common Stock	68,529,512
Class B Common Stock	209,919,402
Class C Common Stock	—
Total	278,448,914
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,953,756,561. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of the Registrant’s proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1. Business
Who we are
Match Group, Inc. is a leading provider of dating products available in over 40 languages to our users all over the world through applications and websites we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs and Hinge, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
Consumers’ dating preferences vary significantly, influenced in part by demographics, geography, religion and sensibility. As a result, the market for dating products is fragmented, and no single product has been able to effectively serve the dating category as a whole.
Given these wide-ranging consumer preferences, our strategy focuses on a brand portfolio approach, through which we attempt to offer dating products that collectively appeal to the broadest spectrum of consumers. We believe that this approach maximizes our ability to capture additional users. We work to apply a centralized discipline to learnings, by sharing best practices and technologies across our brands in order to increase growth, reduce costs and maximize profitability. Additionally, we centralize certain other administrative functions, such as legal, human resources, finance, tax, and others. This approach allows us to quickly introduce new products and features, optimize marketing strategies, and more effectively deploy talent across our organization.
Enabling dating in a digital world
Prior to the proliferation of mobile devices and computers, human connections traditionally were limited by social circles, geography and time. Today, the adoption of mobile technology and the internet has significantly expanded the ways in which people can build relationships, create new interactions and develop romantic connections. Additionally, the ongoing adoption of technology into more aspects of daily life continues to further erode biases and stigmas that previously prevented individuals from using technology to help find and develop those connections.
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

•
Product features and user experience: Users tend to gravitate towards dating products that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, offline events or search capabilities. User experience is also driven by the type of user interface (for example, swiping versus scrolling), a particular mix of free and paid features, ease of use, privacy and security. Users expect every interaction with a dating product to be seamless and intuitive.

Our portfolio
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose. As a result, our strategy focuses on a portfolio approach of various brands in order to reach a broad range of users. Our brands are collectively available in over 40 languages all over the world. The following is a list of our key brands:
Tinder. Tinder was launched in 2012 and has since risen to scale and popularity faster than any other product in the online dating category with limited marketing spend, growing to over 4.3 million Subscribers today. Tinder’s distinctive “right swipe” feature has led to significant adoption among the millennial generation, previously underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the “swipe right” feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the “swipe right” feature, a Tinder user must subscribe to either Tinder Plus, launched in early 2015, or Tinder Gold, which was launched in late summer 2017. Tinder users and Subscribers may also pay for certain premium features, such as Super Likes and Boosts, on a pay-per-use basis.
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
Meetic. Meetic, a leading European online dating brand based in France, was launched in 2001. Similar to Match, among its distinguishing features are the ability to search profiles, receive algorithmic matches, and attend live events, promoted by Meetic, with other Subscribers and non-Subscribers from time to time. Also, similar to Match, Meetic is a brand that focuses on users with a higher level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Meetic relies heavily on word-of-mouth traffic, repeat usage and paid marketing.
OkCupid. OkCupid was launched in 2004 and has attracted users through a mathematical and Q&A approach to the online dating category. Similar to Tinder and PlentyOfFish, OkCupid has grown in popularity over the years without significant marketing spend and also relies on a freemium model. OkCupid has a loyal highly educated user base predominately located in major cities in the United States and United Kingdom.

OurTime. OurTime is the largest brand within our affinity-oriented brands. OurTime is the largest community of singles over age 50 of any dating product.
Pairs. Pairs was launched in 2012 and acquired in May 2015. Pairs is a leading provider of dating products in Japan, with a strong presence in Taiwan and a growing presence in other select Asian countries. Pairs is a dating app that was specifically designed to address social barriers generally associated with the use of dating products in Asian countries, particularly Japan.
Hinge. Hinge was launched in 2012 and following a series of investments, Match took a controlling stake in Hinge in June 2018 and purchased all of the remaining outstanding equity in December 2018. Hinge is a mobile-only experience and employs a freemium model. Hinge focuses on users with a higher level of intent to enter into a relationship and its product is designed to reinforce that approach.
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

•	sharing analytics and similar data to leverage product and marketing successes across our businesses rapidly for competitive advantage; and

•	centralizing certain administrative functions, like legal, trust and safety, privacy, human resources, and finance, across the entire portfolio to enable each brand to focus more on growth.
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
Sales and marketing
Certain of our brands attract the majority of their users through word-of-mouth and other free channels. Other brands rely on paid user acquisition for a significant percentage of their users. Our online marketing activities generally consist of purchasing social media advertising, banner and other display advertising, search engine marketing, email campaigns, video advertising, business development or partnership deals, and hiring influencers to promote our products. Our offline marketing activities generally consist of television advertising and related public relations efforts, as well as events.

Technology
Consistent with our general operating philosophy, each of our brands tends to develop its own technology systems to support its product, leveraging both open-source and vendor supported software technology. Each of our various brands has dedicated engineering teams responsible for software development and creation of new features to support our products across the full range of devices, from native mobile applications to desktop and mobile-web. Our engineering teams use an agile development process, allowing us to deploy frequent iterative releases for product features.
We host the majority of our brands in leased data centers located within the general geography served by the brand. Other brands, such as Tinder, utilize hosted web services, primarily Amazon Web Services, to support their infrastructure.
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
We believe that our ability to compete successfully will depend primarily upon the following factors:

•
our ability to continue to increase consumer acceptance and adoption of online dating products, particularly in emerging markets and other parts of the world where the stigma is only beginning to erode;

•	continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;

•	the continued strength of our brands;

•	the breadth and depth of our active communities of users relative to those of our competitors;

•
our ability to evolve our products in response to our competitors’ offerings, user requirements, social trends, the ever-evolving technological landscape, and the ever-changing regulatory landscape, in particular, as it relates to the regulation of online platforms;

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
For example, we rely heavily upon the use of trademarks (primarily Tinder, Match, PlentyOfFish, OkCupid, Meetic, OurTime, Pairs, and Hinge, and associated domain names, taglines and logos) to market our dating products and applications and build and maintain brand loyalty and recognition. We have an ongoing trademark and service mark registration program, pursuant to which we register our brand names and product names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and file registrations (to the extent available) and renew existing registrations for domain names that we believe are material to our business.

We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and upon patented and patent-pending technologies, processes and features relating to our matching process systems or related features, products and services with expiration dates from 2023 to 2036. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be core to our product or businesses or otherwise appropriate and cost-effective.
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
Employees
As of December 31, 2018, we had approximately 1,400 full-time employees and approximately 100 part-time employees worldwide.
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
Relationship with IAC
Equity ownership and vote. Match Group has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of February 1, 2019, IAC owned 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock and 15,813,277 shares of common stock. These holdings collectively represent approximately 81.1% of our outstanding shares of capital stock and approximately 97.6% of the combined voting power of our outstanding capital stock.
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
Services agreement. The services agreement currently governs services that IAC has agreed to provide through November 24, 2019, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the combined voting power of our voting stock and any subsequent extension or truncation agreed to by us and IAC.
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
Subordinated loan credit facility. The subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”) allows the Company to make one or more requests to IAC to borrow funds. If IAC agrees to fulfill any such borrowing request, such indebtedness will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. At December 31, 2018, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility.
For additional information regarding these agreements, see “Note 15—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements.”

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
We seek to tailor each of our dating brands and products to meet the preferences of specific communities of users. Building a given brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands and products have experienced significant growth over relatively short periods of time, the historical growth rates of these brands and products may not be an indication of future growth rates for such products or our newer brands and products generally. We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and products. The failure to successfully address these risks and difficulties could adversely affect our business, financial condition and results of operations.
The dating industry is competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.
The dating industry is competitive, with a consistent stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost-effectively than us to new or changing opportunities.
In addition, within the dating industry generally, costs for consumers to switch between products are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple dating products at the same time. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or a new or existing distribution channel, creating a new or different approach to connecting people or some other means.
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours. For example, Facebook has introduced a dating feature on its platform, which it is testing in certain markets, and recently announced that it plans to roll this feature out globally in the near future. These social media competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different product features or services that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
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
We own, operate and manage a large and diverse portfolio of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience and revenue generation from that product’s community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. Over time, users of our newer brands with lower monetization rates per user comprise an increasingly larger percentage of our user base. If this trend leads to a significant portion of users of our brands with higher monetization rates migrating to our less profitable brands, our business, financial condition and results of operations could be adversely affected. See “Item 7—Management’s discussion and analysis of financial condition and results of operations—Management overview—Trends affecting our business.”
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
Historically, one of our primary means of communicating with our users and keeping them engaged with our products has been via email communication. Our ability to communicate via email enables us to keep our users updated on activity with respect to their profile, present or suggest new or interesting users from the community, invite users to offline events and present discount and promotional offers, among other things. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, usage of email, particularly among our younger users, has declined. In addition, deliverability and other restrictions imposed by third party email providers and/or applicable law could limit or prevent our ability to send emails to our users. A continued and significant erosion in our ability to communicate successfully with our users via email could have an adverse impact on user experience, levels of user engagement and the rate at which non-paying users become Subscribers.
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
We operate in various international markets, primarily in various jurisdictions within the European Union and Asia. During the fiscal years ended December 31, 2018 and 2017, 50% and 46% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. Our exposure is primarily related to the Euro, and to a lesser extent, the British Pound (“GBP”). The average GBP and Euro exchange rates strengthened against the U.S. Dollar by 4% and 5%, respectively, in 2018 compared to 2017. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
Brexit may continue to cause disruptions to capital and currency markets worldwide, and the full impact of the Brexit decision remains uncertain. Ongoing negotiations between the United Kingdom and the European Union will determine the terms of their relationship following Brexit. During this period of negotiation and following the completion of Brexit, our operating results may be negatively affected by exchange rate and other market and economic volatility. To the extent that the U.S. dollar strengthens relative to either the Euro, the GBP or both, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability.
Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
Distribution and marketing of, and access to, our dating products depends, in significant part, on a variety of third-party publishers, platforms and mobile app stores. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use, or marketing of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.
We market and distribute our dating products (including related mobile applications) through a variety of third-party publishers and distribution channels, including Facebook, which recently announced its own dating product. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.
Additionally, our mobile applications are increasingly accessed through the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, the features we provide and the manner in which we market our in-app products. There is no assurance that Apple or Google will not limit, eliminate, or otherwise interfere with the distribution of our products, the features we provide and the manner in which we market our in-app products within our applications. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected.

Lastly, in the case of Tinder, Hinge, and certain other of our products, many users historically registered for (and logged into) the application exclusively through their Facebook profiles. While we have launched an alternate authentication method that allows users to register for (and log into) Tinder, Hinge, and our other products using their mobile phone number, no assurances can be provided that users will no longer register for (and log into) Tinder, Hinge, and our other products through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the data collected by its platform and its use thereof and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method or to allow Facebook to use such data to gain a competitive advantage. If Facebook did so, our business, financial condition and results of operations could be adversely affected.
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
As our user base continues to shift to mobile solutions, we increasingly rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, purchases of these subscriptions and features are required to be processed through the in-app payment systems provided by Apple and, to a lesser degree, Google. Due to these requirements, we pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the increase of the distribution of our dating products through app stores and the strict requirements to use the in-app payments systems tied into Apple’s, and to a lesser degree, Google’s distribution services, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected. Additionally, to the extent Google changes its terms and conditions or practices to require us to process purchases of subscriptions and features through their in-app payment system, our business, financial condition and results of operations could be adversely affected.
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
In order for us to succeed, our systems and infrastructures must perform well on a consistent basis. We have in the past, and from time to time we may in the future, experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, our systems and infrastructures are not fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer.

Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems and infrastructures from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including credit card information and account login credentials. While we have invested (and continue to invest) heavily in the protection of our systems and infrastructures, in related personnel and training and in employing a strategy of data minimization, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructures, prevent us from providing our products, erode our reputation and brands, result in the disclosure of confidential or sensitive information of our users and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
The impact of cyber security events experienced by third-parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in widespread access to user account login credentials that such users have used across multiple internet sites, including our sites, or a loss of consumer confidence generally, which could make users less likely to use or continue to use online products generally, including our products. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructures.
We rely on third parties, primarily data center service providers and cloud-based, hosted web service providers, such as Amazon Web Services, as well as third party computer systems, broadband and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties or their operations.
Problems experienced by third-party data center service providers and cloud-based, hosted web service providers, such as Amazon Web Services, upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or hosted web service providers, such as Amazon Web Services, or any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which would adversely impact our business, financial condition and results of operations.
If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information, and enable our users to share their personal information with each other. In some cases, we engage third party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. When such events occur, we may not be able to remedy them, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our vendors and partners) occur, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and their competitive positions may be diminished, any or all of which might adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, sex-trafficking, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.
Proposed or new legislation and regulations could also adversely affect our business. For example, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed, including proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, the United Kingdom has proposed taxes applicable to digital services, which includes business activities on social media platforms, and would likely apply to our business. If enacted, one or more of these or similar proposals could adversely affect our business, financial condition and results of operations.
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide our services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, in February 2019, the Secretary of State for Digital, Culture, Media and Sport of the United Kingdom, indicated in public comments that his office intends to inquire as to the measures utilized by online dating platforms, including Tinder, to prevent access by underage users. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected.

The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in December 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling, “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be adversely affected.
The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016 the European Commission adopted the General Data Protection Act (“GDPR”), a comprehensive European Union privacy and data protection reform that became effective in May 2018. The act applies to companies established in the European Union or otherwise providing services or monitoring the behavior of people located in the European Union and which provides for significant penalties in case of non-compliance. GDPR will continue to be interpreted by EU data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies. In addition, Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, certain developing countries in which we do business have already or are also currently considering adopting privacy and data protection laws and regulations. Legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress, such as the American Data Dissemination Act, which was introduced in February 2019 by Senator Marco Rubio, as well as various U.S. state legislatures, including the California Consumer Privacy Act of 2018, which was signed into law on June 28, 2018 and comes into effect on January 1, 2020.
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
Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
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
We accept payment from our users primarily through credit card transactions and certain online payment service providers. The ability to access credit card information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success and a seamless experience for our users.
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
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for recurring subscription payments may adversely affect our business, financial condition and results of operations. For example, the European Union’s Payment Services Directive (PSD2), which became effective in 2018, could impact our ability to process auto-renewal payments or offer promotional or differentiated pricing for users in the EU. Similar legislation or regulation, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. states.
Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.
The reputations of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users could nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
In addition, it is possible that a user of our products could be physically, financially, emotionally or otherwise harmed by an individual that such user met through the use of one of our products. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ products could result in negative publicity for the dating industry generally, which could in turn negatively affect our business.
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, on April 11, 2018, the Allow States and Victims to Fight Online Sex Trafficking Act became effective in the United States and allows victims of sex trafficking crimes, as well as other state and local authorities, to seek redress from platforms in certain circumstances in connection with sex trafficking of individuals online. The European Union and the United Kingdom have also launched consultations, and the United Kingdom is preparing to release its Online Harms White Paper, regarding proposed legislation that would expose platforms to similar or more expansive liability. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.
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
We also rely on a combination of laws, and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.
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
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
From time to time, we have been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets and patents or to determine the validity and scope of proprietary rights claimed by others. For example, on March 17, 2018, we filed a lawsuit against Bumble Trading Inc., which operates and markets the online dating application Bumble in the United States, for patent and trademark infringement, as well as trade secret misappropriation. Bumble’s counterclaims request that our trademark registration for our SWIPE trademark be cancelled and that a number of our pending applications for trademark registration be denied. This case is currently pending in Federal Court in the Western District of Texas. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Our brands are available in over 40 different languages all over the world. Our international revenue represented 50% and 46% of our total revenue for the fiscal years ended December 31, 2018 and 2017, respectively.

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

•	successfully identify and realize potential synergies among acquired and existing businesses;

•	fully identify potential risks and liabilities associated with acquired businesses;

•	retain or hire senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio.
Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. In addition, such acquisitions can result in material diversion of management’s attention or other resources from our existing businesses. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.

We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. For example, as discussed in “Item 3—Legal Proceedings,” in August 2018, ten then-current and former employees of our Tinder business filed a lawsuit against us in connection with a valuation of the Tinder business, and its subsequent merger into Match Group, Inc., in July 2017. The defense of these actions is time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
Risks related to our ongoing relationship with IAC
IAC controls our company and has the ability to control the direction of our business.
As of February 1, 2019, IAC owned 15,813,277 shares of our common stock and 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock. IAC’s ownership of our outstanding common stock and Class B common stock represents approximately 81.1% of our outstanding shares of capital stock and approximately 97.6% of the combined voting power of our outstanding capital stock. As long as IAC owns shares of our capital stock representing a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder. As a result, IAC has the ability to control significant corporate activities, including:

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

In addition, pursuant to an investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to an employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our agreements with IAC, see “Note 15—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements.”
In addition, because of our relationship with IAC, credit rating agencies have considered, and could continue to consider, IAC’s creditworthiness when determining a corporate credit rating for us or credit ratings for our debt, including the notes offered hereby. Accordingly, the activities of, or developments at, IAC that are outside of our control could have a negative impact on such credit ratings. A lowering of our corporate credit ratings or the credit ratings assigned to our debt could harm our ability to incur additional debt on acceptable terms and may adversely affect the market price or liquidity of the notes offered hereby. Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this “Risk factors” section relating to IAC’s control of us and the potential conflicts of interest between IAC and us.
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
Various conflicts of interest between us and IAC could arise. As of the date of this report, five of our ten directors are current members of the board of directors or executive officers of IAC. Ownership interests of directors or officers of IAC in our stock and ownership interests of our directors and officers in the stock of IAC, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:

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
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds (15,813,277 shares of our common stock and 209,919,402 shares of our Class B common stock, representing all of our outstanding Class B common stock, as of February 1, 2019). As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution; however, any sales by IAC in the public market or distributions to its stockholders of substantial amounts of our stock in the form of common stock or Class B common stock, or the filing by IAC of a registration statement relating to a substantial amount of our stock, could depress the price of our common stock.
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
IAC currently provides (and is expected to continue to provide) us with corporate and shared services related to certain corporate functions, including tax and other services, for a fee provided in the services agreement described in “Item 1—Business-Relationship with IAC.” IAC is not obligated to provide these services in a manner that differs from the nature of the service when we were a wholly-owned subsidiary of IAC, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from IAC, we may not be able to perform these services ourselves, or find appropriate third-party arrangements at a reasonable cost, and the cost may be higher than that charged by IAC.
Risks related to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2018, we had total debt outstanding of approximately $1.5 billion and borrowing availability of $240 million under our revolving credit facility.

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
Subject to the restrictions in our credit agreement (which includes our revolving credit facility and term loan) and the restrictions included in the indentures related to our 6.375% Senior Notes due 2024, 5.00% Senior Notes due 2027, and 5.625% Senior Notes due 2029 (the “Match Group Senior Notes”), we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our credit agreement and the indentures related to the Match Group Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the risks described above could increase.
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
We currently have $260 million and $425 million of indebtedness outstanding under our revolving credit facility and term loan, respectively. Borrowings under the revolving credit facility and term loan are at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. Our revolving credit facility and term loan bear interest at LIBOR plus 1.50% and LIBOR plus 2.50%, respectively. As of December 31, 2018, the rate in effect was 3.97% and 5.09%, respectively. If LIBOR were to increase or decrease by 100 basis points, then the annual interest and expense payments on the outstanding balance as of December 31, 2018 on the term loan and revolving credit facility would increase or decrease by $2.6 million and $4.3 million, respectively. See also “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Risks related to ownership of our common stock
The multi-class structure of our capital stock has the effect of concentrating voting control with holders of our Class B common stock and limiting the ability of holders of our common stock to influence corporate matters.
Our publicly held common stock has one vote per share and our Class B common stock has ten votes per share. As of February 1, 2019, IAC owned all of the shares of our outstanding Class B common stock and 15,813,277 shares of our common stock, collectively representing approximately 81.1% of our outstanding shares of capital stock and approximately 97.6% of the combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our capital stock, even when the outstanding shares of Class B common stock represent a small minority of our outstanding capital stock, and such voting control will be concentrated with IAC. This concentrated control will significantly limit your ability to influence corporate matters.
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
During 2018, our common stock traded as high as $60.05 and as low as $31.40 and on February 27, 2019, the closing price of our common stock was $55.78. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

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
These dilutive securities are reflected in our share calculations underlying our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2018, 2017 and 2016. For more information, see “Note 10—Earnings per Share” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price, could lead to more or less dilution than reflected in these calculations.
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
Our quarterly results and operating metrics have fluctuated historically, and we expect that they could continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

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
We do not expect to declare any regular cash dividends in the foreseeable future.
We paid a special cash dividend in December 2018; however, we have no current plans to pay cash dividends on our common stock and Class B common stock. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

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
We are not obligated to pay dividends on our common stock or Class B common stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking regular cash dividends should not purchase our common stock.
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
The facilities for our various businesses, which we lease (in some cases, from IAC) both in the United States and abroad, consist of executive and administrative offices and data centers. We lease space in five data centers: three for our North American, Latin American and Asian operations (one in Dallas, Texas, one in Waco, Texas and one in Vancouver, British Columbia), and two for our European operations (one in Paris, France and another in Zaventem, Belgium).
We believe that our current facilities are adequate to meet our ongoing needs. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as patent infringement claims, trademark oppositions and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or results of operations based upon the standard set forth in the SEC’s rules.
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
Bumble Claims against Match Group, LLC
On March 28, 2018, Bumble and its parent company filed a lawsuit against Match Group, LLC (“Match”) in state court in Texas. See Bumble Trading, Inc. and Bumble Holding, Ltd. v. Match Group, LLC, No. DC-18-04140 (160th Judicial District Court of Texas, County of Dallas). The petition alleged that Match wrongfully obtained confidential information from the plaintiffs in connection with a potential Bumble sale process and filed an intellectual property lawsuit against Bumble in bad faith to undermine that process. The petition asserts claims for tortious interference with business relationships, fraud, misappropriation of trade secrets, unfair competition, promissory estoppel, and disparagement. The petition seeks damages in excess of $400 million and an injunction against interference with the plaintiffs’ prospective business relationships or use of their confidential information. On September 26, 2018, Match filed its answer and counterclaims, a notice of removal of the case to the U.S. District Court for the Northern District of Texas, and a motion to transfer the case to the U.S. District Court for the Western District of Texas, where Match’s intellectual property lawsuit against Bumble is pending. On October 18, 2018, Bumble filed a motion to dismiss its own petition without prejudice. On November 1, 2018, Match opposed the motion as an attempt to circumvent the federal court’s jurisdiction and also amended its counterclaims to seek declaratory judgments of non-liability on the claims asserted in Bumble’s petition. On November 15, 2018, Bumble filed a motion to dismiss those counterclaims, which motion Match has opposed. On November 29, 2018, the court granted Match’s motion to transfer the case to the Western District of Texas. On January 15, 2019, Bumble filed a motion for leave to file another petition, this one against Match and IAC/InterActiveCorp, in state court in Dallas County. Bumble’s proposed claims are for fraud, negligent misrepresentation, unfair competition, promissory estoppel, and interference with prospective business relations and are based upon the allegation that Match and IAC misled Bumble in its sale process by falsely representing they would make a higher offer to purchase Bumble. On January 22, 2019, Match filed its opposition to Bumble’s motion for leave. In response to Match’s original intellectual property lawsuit (18-cv-80), Bumble also answered and counterclaimed on January 25, 2019. Bumble’s counterclaims ask the district court to cancel Match’s trademark registration for its SWIPE trademark and to deny registration of a number of pending applications for which Match seeks trademark registration. On February 15, 2019, Bumble amended those counterclaims to also seek declarations that Bumble does not infringe the patents asserted in Match’s complaint and that those patents are invalid. We believe that the plaintiffs’ allegations in both the pending and the proposed lawsuits are without merit and will continue to vigorously defend against them.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. On December 17, 2018, Plaintiffs filed their opposition to the motion to dismiss. On January 15, 2019, the defendants filed their reply brief. A hearing on the motion is scheduled for March 6, 2019, and discovery in the case is proceeding. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com.  In November 2018, the FTC proposed to resolve its potential claims relating to Match.com’s marketing, chargeback and online cancellation practices via a consent judgment mandating certain changes in the company’s business practices, as well as a payment in the amount of $60 million.  Match Group believes that the FTC’s legal challenges to Match.com’s practices, policies, and procedures are without merit and is prepared to vigorously defend against them.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “MTCH.” There is no established public trading market for our Class B common stock. As of February 27, 2019, the closing price of our common stock on NASDAQ was $55.78.
As of February 1, 2019, there were 22 holders of record of the Company’s common stock and one holder of record of the Company’s Class B common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
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
On December 31, 2018, 94,351 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On December 3, 2018 and December 31, 2018, 306,131 and 15,294 shares, respectively, of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2018	369,658	$50.41	369,658	3,617,742
November 2018	670,266	$42.64	670,266	2,947,476
December 2018	—	$—	—	2,947,476
Total	1,039,924	$45.40	1,039,924	2,947,476
______________________

(1)	Reflects repurchases made pursuant to the 6 million share repurchase authorization previously announced in May 2017, which has no expiration.

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

Item 6.    Selected Financial Data
The selected financial data set forth in the table below as of December 31, 2018, 2017, 2016, and 2015 and for the years then ended were derived from our audited consolidated and combined financial statements. The selected financial data set forth in the table below as of December 31, 2014 and for the year then ended were derived from our audited combined financial statements. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,729,850	$1,330,661	$1,118,110	$909,705	$836,458
Earnings from continuing operations	472,969	355,977	178,341	133,163	165,091
Loss from discontinued operations	(378)	(5,650)	(6,328)	(12,676)	(16,732)
Net earnings attributable to Match Group, Inc. shareholders	477,939	350,148	171,451	120,383	147,764
Earnings per share from continuing operations attributable to Match Group, Inc. shareholders:
Basic	$1.73	$1.35	$0.71	$0.76	$1.02
Diluted	$1.61	$1.20	$0.66	$0.72	$0.98
Earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.73	$1.33	$0.68	$0.69	$0.92
Diluted	$1.61	$1.18	$0.64	$0.65	$0.88

Dividend declared per share	$2.00	$—	$—	$—	$—

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Total assets	$2,053,061	$2,130,146	$2,048,678	$1,909,392	$1,302,109
Long-term debt, net including current maturities	1,515,911	1,252,696	1,176,493	1,216,871	—
Long-term debt, related party	—	—	—	—	190,586

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
Operating metrics:

•	North America - consists of the financial results and metrics associated with users located in the United States and Canada.

•	International - consists of the financial results and metrics associated with users located outside of the United States and Canada.

•	Direct Revenue - is revenue that is received directly from end users of our products and includes both subscription and à la carte revenue.

•	Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is advertising revenue.

•	Subscribers - are users who purchase a subscription to one of our products. Users who purchase only à la carte features are not included in Subscribers.

•	Average Subscribers - is the number of Subscribers at the end of each day in the relevant measurement period divided by the number of calendar days in that period.

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

Operating costs and expenses:

•
Cost of revenue - consists primarily of the amortization of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.

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
Long-term debt:

•
Credit Facility - On December 7, 2018, the Company’s $500 million revolving credit facility was amended to, among other things, modify the leverage ratio levels in the pricing grid used to calculate the applicable rate and extend its maturity to December 7, 2023. The Credit Facility currently bears interest at LIBOR plus 1.50%, based on a pricing grid included in the credit agreement. At December 31, 2018, $260 million is outstanding.

•
Term Loan - The Company’s seven-year term loan due November 16, 2022. The Term Loan bears interest at LIBOR plus 2.50% and has a LIBOR floor of 0.00%. At December 31, 2018, $425 million is outstanding.

•
6.75% Senior Notes - The Company’s previously outstanding 6.75% Senior Notes issued on November 16, 2015 which were redeemed in full on December 17, 2017 using the proceeds from the 5.00% Senior Notes and cash on hand.

•
6.375% Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. The proceeds were used to prepay a portion of the indebtedness outstanding under the Term Loan. At December 31, 2018, $400 million is outstanding.

•
5.00% Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. The proceeds, along with cash on hand, were used to redeem the 6.75% Senior Notes and pay the related call premium. At December 31, 2018, $450 million is outstanding.

•
5.625% Senior Notes - The Company’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, commencing on August 15, 2019, which were issued on February 15, 2019. The proceeds were used to repay outstanding borrowings under our Credit Facility, to pay expenses associated with the offering, and for general corporate purposes.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016.

MANAGEMENT OVERVIEW
Match Group is a leading provider of dating products available in over 40 languages to our users all over the world through applications and websites we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs, and Hinge, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users.
Sources of Revenue
All our products provide the use of certain features for free, and then offer a variety of additional features to Subscribers. Our revenue is primarily derived directly from users in the form of recurring subscription fees.
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
Trends affecting our business
Over the last several years, we have seen significant changes in our business. Tinder has grown from incubation to the largest contributing brand in our portfolio and our other brands remain generally stable in the aggregate. This in turn has allowed us to invest in or acquire brands such as Hinge and incubate new brands such as Chispa, BLK, and Ship, where we see significant potential future growth opportunities. With our evolving portfolio of brands, we have seen a number of significant trends in our business including the following:
Lower cost users. All of our brands rely on word-of-mouth, or free, customer acquisition to varying degrees. Word-of-mouth acquisition is typically a function of scale (with larger communities driving greater numbers of referrals), youthfulness (with the viral effect being more pronounced in younger populations due, in part, to a significantly higher concentration of single people in any given social circle and the increased adoption of social media and similar platforms among such populations) and monetization rate (with people generally more likely to talk openly about using online dating products that are less heavily monetized). Additionally, some, but not all, of our brands spend meaningfully on paid marketing. Accordingly, the average amount we spend to acquire a user differs significantly across brands based in large part on each brand’s mix of paid and free acquisition channels. As our mix has shifted toward younger users, our mix of acquisition channels has shifted toward free channels, driving a significant decline over the past several years in the average amount we spend to acquire a new user across our portfolio. As a percentage of revenue, our costs of acquiring Subscribers have declined. We expect the dynamics that have led to the growth in word-of-mouth user acquisition to continue going forward and for our brands to continue to acquire significant numbers of users through low-cost means.
Changing paid acquisition dynamics. Even as our acquisition of lower cost users increases, paid acquisition of users remains an important driver of our business. The channels through which we market our brands are always evolving, but we are currently in a period of rapid change as TV and video consumption patterns evolve and internet consumption occurs regularly on mobile devices. As we adapt our paid marketing activities to maximize user engagement with our brands, we may increase our use of paid advertising at brands where we traditionally relied on word-of-mouth engagement to leverage these shifts in media consumption patterns and fuel international growth. Other brands in our portfolio may reduce paid marketing activities to reflect the change in audience engagement.
Increase in acceptance and growth of dating products globally. Similar to the recent growth in dating product usage in North America and Western Europe, we see the potential for similar growth in the rest of the world. As more internet-connected singles utilize online dating products and the stigma around online dating continues to erode, we believe that there is potential for accelerating growth in the use of dating products globally.
Other factors affecting the comparability of our results
Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been our largest operating expense. Generally, we focus our advertising spend on display, mobile, television, social media and search channels. We seek to optimize for total return on advertising spend by frequently analyzing and adjusting this spend to focus on marketing channels and markets that generate a high return. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend marketing dollars against an expected lifetime value of a Subscriber that is realized by us over a multi-year period; and while this marketing is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. Accordingly, our operating results, in particular our profit measures, for a particular period may be meaningfully impacted by the timing, size, number or effectiveness of our advertising campaigns in that period. Additionally, advertising spend is typically higher during the first quarter of our fiscal year, and lower during the fourth quarter. See “Seasonality” below.
Seasonality. Historically, our business has experienced seasonal fluctuations in quarterly operating results, particularly with respect to our profit measurements. This is driven primarily by a higher concentration of advertising spend in the first quarter, when advertising prices are lowest and demand for our products is highest, and a lower concentration of advertising spend in the fourth quarter, when advertising costs are highest and demand for our products is lowest.

International markets. Our products are available across the world. Our international revenue represented 50% and 46% of our total revenue for the years ended December 31, 2018 and 2017, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
2018 Developments
On December 7, 2018, we amended the Company’s credit agreement to extend the maturity date of the Credit Facility to December 7, 2023 and modify the leverage ratio levels in the pricing grid used to calculate the applicable interest rate under the Credit Facility.
On December 19, 2018, we paid a special dividend of $2.00 per share on Match Group common stock and Class B common stock, to stockholders of record as of the close of business on December 5, 2018, in the aggregate amount equal to $556.4 million, which was funded with cash on hand and borrowings under the Credit Facility.
2018 Consolidated Results
In 2018, revenue, operating income and Adjusted EBITDA grew 30%, 53% and 39%, respectively. Revenue growth was primarily due to strong growth at Tinder and additional contributions from certain other brands. The growth in operating income and Adjusted EBITDA was due to higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued product mix shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue expense primarily due to higher in-app purchase fees as a result of growing revenue from mobile app stores.

Results of Operations for the years ended December 31, 2018, 2017 and 2016
Revenue

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Amounts in thousands, except ARPU)
Direct Revenue:
North America	$902,478	$161,144	22%	$741,334	$67,390	10%	$673,944
International	774,693	234,778	43%	539,915	146,495	37%	393,420
Total Direct Revenue	1,677,171	395,922	31%	1,281,249	213,885	20%	1,067,364
Indirect Revenue	52,679	3,267	7%	49,412	(1,334)	(3)%	50,746
Total Revenue	$1,729,850	$399,189	30%	$1,330,661	$212,551	19%	$1,118,110

Direct Revenue
Tinder	$805,316	$402,100	100%	$403,216	$234,694	139%	$168,522
Other brands	871,855	(6,178)	(1)%	878,033	(20,809)	(2)%	898,842
Total Direct Revenue	$1,677,171	$395,922	31%	$1,281,249	$213,885	20%	$1,067,364

Percentage of Total Revenue:
Direct Revenue:
North America	52%			56%			60%
International	45%			40%			35%
Total Direct Revenue	97%			96%			95%
Indirect Revenue	3%			4%			5%
Total Revenue	100%			100%			100%

Average Subscribers:
North America	4,161	592	17%	3,569	301	9%	3,268
International	3,712	873	31%	2,839	699	33%	2,140
Total	7,873	1,465	23%	6,408	1,000	18%	5,408

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.59		4%	$0.56		—%	$0.56
International	$0.56		10%	$0.51		3%	$0.50
Total	$0.57	$0.03	6%	$0.54	$—	1%	$0.54
For the year ended December 31, 2018 compared to the year ended December 31, 2017
International Direct Revenue grew $234.8 million, or 43%, in 2018 versus 2017, driven by 31% growth in Average Subscribers, and a 10% increase in ARPU. North America Direct Revenue grew $161.1 million, or 22%, in 2018 versus 2017, driven by 17% growth in Average Subscribers, and a 4% increase in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder. International and North America ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased premium subscriptions, such as Tinder Gold, as well as additional à la carte features.
Indirect Revenue increased $3.3 million primarily due to increased advertising revenue at Tinder, partially offset by lower impressions at brands excluding Tinder.

For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America Direct Revenue grew $67.4 million, or 10%, in 2017 versus 2016, driven by 9% growth in Average Subscribers. International Direct Revenue grew $146.5 million, or 37%, in 2017 versus 2016, driven by 33% growth in Average Subscribers and a 3% increase in ARPU.
Growth in North America Average Subscribers was primarily due to Tinder, partially offset by declines at our Match Affinity brands as marketing spend was reduced to better align with the expected lifetime value of a Subscriber. North America ARPU was flat as the continuing mix shift towards lower ARPU brands with lower price points compared to most of our other brands, was offset by increases in ARPU at Tinder and PlentyOfFish, as these brands are offering premium and multi-tiered subscriptions, such as Tinder Gold.
Growth in International Average Subscribers was primarily due to Tinder and additional contributions from Pairs. Growth in International ARPU was primarily due to rate increases at Tinder and Meetic, partially offset by the continued mix shift towards lower ARPU brands.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$410,000	$130,501	47%	$279,499	$83,851	43%	$195,648
Percentage of revenue	24%			21%			17%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Cost of revenue increased due primarily to an increase in in-app purchase fees of $123.8 million as our revenues are increasingly sourced through mobile app stores.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Cost of revenue increased, outpacing revenue growth, primarily due to an increase in in-app purchase fees of $75.4 million and an increase in hosting fees of $5.9 million, both as a result of growth at Tinder.
Selling and marketing expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$419,954	$44,344	12%	$375,610	$26,491	8%	$349,119
Percentage of revenue	24%			28%			31%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Selling and marketing expense increased in total but declined as a percentage of revenue. The increase in selling and marketing expense is primarily due to $45.6 million of increased marketing expense as a result of marketing initiatives at Tinder, Pairs, PlentyOfFish, OkCupid, and Meetic and the acquisition of Hinge, partially offset by lower offline marketing spend at Match and Match Affinity brands.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Selling and marketing expense increased with the growth in the business but continued to decline as a percentage of revenue. The increase in total selling and marketing expense is primarily due to an increase of $15.3 million in marketing spend primarily at Tinder related to strategic investments in certain international markets and increased marketing related to the launch of a new brand in Europe, partially offset by a reduction in marketing spend at our Match Affinity brands. Additionally, compensation increased $9.1 million primarily related to increased headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of Match Group options. The decline as a percentage of revenue is due to a continued shift towards brands with lower marketing spend as a percentage of revenue and reductions in marketing spend at our Match Affinity brands.

General and administrative expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$180,286	$482	—%	$179,804	$44,785	33%	$135,019
Percentage of revenue	10%			14%			12%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
General and administrative expense increased, driven primarily by an increase of $6.9 million in compensation expense, excluding stock-based compensation expense, primarily due to an increase in headcount, an increase in professional fees of $3.7 million primarily related to increased litigation costs, and an increase in other miscellaneous expenses of $5.9 million. Partially offsetting these increases is a decrease of $10.5 million in stock-based compensation expense due primarily to a decrease in expense related to a subsidiary denominated equity award issued to a non-employee (which was settled in 2017) and a decrease in acquisition-related contingent consideration expense of $4.9 million.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
General and administrative expense increased, driven primarily by an increase of $20.6 million in compensation, an increase of $14.5 million in acquisition-related contingent consideration fair value adjustments (expense of $5.3 million in 2017 versus income of $9.2 million in 2016) and an increase of $6.8 million in professional fees in 2017 primarily related to the settlement of the Tinder equity plan. The increase in compensation expense is due to a $9.1 million increase in stock-based compensation expense primarily related to a subsidiary denominated equity award held by a non-employee, which was settled in the third quarter of 2017, the employer portion of payroll taxes paid upon the exercise of Match Group options and an increase in headcount from business growth.
Product development expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$132,030	$30,880	31%	$101,150	$23,033	29%	$78,117
Percentage of revenue	8%			8%			7%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Product development expense increased, driven primarily by an increase of $28.8 million in compensation expense primarily related to higher headcount at Tinder.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Product development expense increased, driven primarily by an increase of $20.7 million in compensation expense, of which $14.4 million relates primarily to 1) higher headcount and 2) the employer portion of payroll taxes paid upon the exercise of Match Group options and $6.3 million of stock-based compensation expense due primarily to new grants issued since 2016.

Depreciation

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$32,968	$355	1%	$32,613	$4,887	18%	$27,726
Percentage of revenue	2%			2%			2%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Depreciation was relatively flat during the period increasing $0.4 million, or 1%.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Depreciation increased $4.9 million, or 18%, driven by an increase in computer hardware, internally developed software and leasehold improvements.
Operating Income and Adjusted EBITDA

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Operating income	$553,294	$192,777	53%	$360,517	$44,968	14%	$315,549
Percentage of revenue	32%			27%			28%

Adjusted EBITDA	$653,931	$184,990	39%	$468,941	$65,561	16%	$403,380
Percentage of revenue	38%			35%			36%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA, see “Principles of Financial Reporting.”
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Operating income and Adjusted EBITDA increased $192.8 million, or 53%, and $185.0 million, or 39%, respectively, primarily as a result of the increase in revenue of $399.2 million and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix shift toward brands with lower marketing spend as a percentage of revenue and a reduction in marketing spend at our Match Affinity brands, partially offset by an increase in cost of revenue primarily due to higher in-app purchase fees. Operating income was further impacted by lower stock-based compensation expense as a percentage of revenue resulting in increased growth compared to Adjusted EBITDA.
At December 31, 2018, there was $119.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Operating income and Adjusted EBITDA increased $45.0 million, or 14%, and $65.6 million, or 16%, respectively, primarily as a result of the increase in revenue of $212.6 million and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix shift toward brands with lower marketing spend as a percentage of revenue and a reduction in marketing spend at our Match Affinity brands, partially offset by an increase in cost of revenue primarily due to higher in-app purchase fees. Operating income was further impacted by an increase in stock-based compensation expense of $16.7 million, an increase in acquisition-related contingent consideration fair value adjustments of $14.5 million, and an increase in depreciation of $4.9 million due to growth in our business, partially offset by a $15.5 million decrease in amortization of intangibles as a significant portion of our scheduled amortization from the acquisition of PlentyOfFish concluded at the end of 2016.

Interest expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$73,417	$(4,148)	(5)%	$77,565	$(4,634)	(6)%	$82,199
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Interest expense decreased primarily due to the issuance of the 5.00% Senior Notes which replaced the 6.75% Senior Notes, partially offset by an increase in the weighted average interest rate of the Term Loan and an increase in the outstanding balance of the Term Loan beginning with the third quarter of 2017.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Interest expense decreased primarily due to the reduction of the average outstanding balance in the Term Loan and the December 2016 and August 2017 repricings of the Term Loan, which reduced the contractual interest rates, partially offset by the issuance of the 6.375% Senior Notes in June 2016, which replaced a corresponding amount outstanding on the Term Loan with debt at a higher interest rate.
Other income (expense), net

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income (expense), net	$7,765	$38,592	NM	$(30,827)	$(38,693)	NM	$7,866
________________________
NM = not meaningful
Other income, net, in 2018 includes $5.3 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the period and $4.9 million of interest income, partially offset by impairments of certain equity investments of $2.1 million and $0.7 million of expense related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other expense, net, in 2017 includes expenses of $15.4 million related to the extinguishment of our 6.75% Senior Notes and repricing of the Term Loan, $13.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $10.3 million in net foreign currency exchange losses primarily due to the strengthening of the British Pound relative to the dollar, and a $2.3 million other-than-temporary impairment charge related to a cost method investment resulting from our assessment of the near-term prospects and financial condition of the investee. These expenses were partially offset by a gain on the sale of a cost method investment of $9.1 million.
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

Income tax (provision) benefit

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax (provision) benefit	$(14,673)	$(118,525)	NM	$103,852	$166,727	NM	$(62,875)
Effective income tax rate	3%			NM			26%
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2018, the Company recorded an income tax provision of $14.7 million, which represents an effective tax rate of 3%, which is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
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
The Tax Act, enacted on December 22, 2017, subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In 2018, the Company finalized this calculation, which resulted in a $3.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on IRS guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was adopted by the Company upon issuance in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
For the year ended December 31, 2016, the Company recorded an income tax provision of $62.9 million, which represents an effective income tax rate of 26%, which was lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates, including non-taxable foreign currency exchange gains, and a reduction in deferred tax liabilities for a foreign tax law change.
Related party transactions
For discussion of related party transactions, see “Note 15—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA, which is a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence to and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts in cash from its current funds. Certain awards provide the employee the option to pay the applicable strike price and withholding taxes or to allow for the award to be net settled.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses. At the time of acquisition, identifiable definite-lived intangible assets, such as customer lists, trade names, and technology are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and, in the case of an acquired company, goodwill, all of which are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to its acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
Acquisition-related gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$477,939	$350,148	$171,451
Add back:
Net (loss) earnings attributable to noncontrolling interests	(5,348)	179	562
Loss from discontinued operations, net of tax	378	5,650	6,328
Income tax provision (benefit)	14,673	(103,852)	62,875
Other (income) expense, net	(7,765)	30,827	(7,866)
Interest expense	73,417	77,565	82,199
Operating Income	553,294	360,517	315,549
Stock-based compensation expense	66,031	69,090	52,370
Depreciation	32,968	32,613	27,726
Amortization of intangibles	1,318	1,468	16,932
Acquisition-related contingent consideration fair value adjustments	320	5,253	(9,197)
Adjusted EBITDA	$653,931	$468,941	$403,380

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$83,851	$203,452
All other countries (a)	103,096	69,172
Total cash and cash equivalents	$186,947	$272,624

Long-term debt, net:
Credit Facility due December 7, 2023	$260,000	$—
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes	400,000	400,000
5.00% Senior Notes	450,000	450,000
Total long-term debt	1,535,000	1,275,000
Less: unamortized original issue discount and original issue premium, net	7,352	8,668
Less: unamortized debt issuance costs	11,737	13,636
Total long-term debt, net	$1,515,911	$1,252,696
______________________

(a)
At December 31, 2018, all of the Company’s international cash can be repatriated without significant tax consequences. During the year ended December 31, 2018, foreign cash of $25.2 million was repatriated to the U.S.

Senior Notes:
On December 4, 2017, we issued $450 million of 5.00% Senior Notes due December 15, 2027. The notes were issued at 99.027% of par. The proceeds, along with cash on hand, were used to redeem the 6.75% Senior Notes and pay the related call premium.
On June 1, 2016, we issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024. The proceeds were used to prepay a portion of indebtedness outstanding under the Term Loan.
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. As of December 31, 2018, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.
Term Loan and Credit Facility:
On November 16, 2015, the Company entered into a credit agreement (the “Credit Agreement”) under which the Company has a Term Loan. At both December 31, 2018 and 2017, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 2.50% and includes a LIBOR floor of 0.00%. The interest rate at December 31, 2018 and 2017 was 5.09% and 3.85%, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Credit Agreement.
Additionally, the Company has a $500 million revolving credit facility. On December 7, 2018, the Company amended the Credit Facility to extend the maturity to December 7, 2023 and modify the pricing grid used to calculate the applicable interest rate for revolving loans. At December 31, 2018, the outstanding balance was $260 million. At December 31, 2017, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. At December 31, 2018, borrowings under the Credit Facility bear interest at LIBOR plus 1.50%. The weighted average interest rate at December 31, 2018 is 3.97%. The annual commitment fee on undrawn funds based on the current leverage ratio is 25 basis points. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the Credit Agreement). Borrowings under the Credit Facility were repaid with proceeds from the 5.625% Senior Notes issued on February 15, 2019.
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries and are secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings under the Credit Facility rank equally with each other and have priority over the 5.00% and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
IAC Subordinated Loan Facility:
The Company has an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan and the 5.00% and 6.375% Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At December 31, 2018, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$603,455	$321,108	$259,549
Net cash (used in) provided by investing activities attributable to continuing operations	(37,761)	118,188	(27,199)
Net cash used in financing activities attributable to continuing operations	(649,555)	(423,714)	(61,194)
2018
Net cash provided by operating activities attributable to continuing operations in 2018 includes adjustments to earnings consisting primarily of $66.0 million of stock-based compensation expense, $33.0 million of depreciation, and $1.3 million of amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $19.6 million primarily related to an increase in tax credit carryforwards, partially offset by the utilization of net operating losses. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and accrued expenses and other current liabilities of $20.8 million due to the timing of payments; a decrease in accounts receivable of $17.3 million primarily related to an accelerated cash receipt from a mobile app store provider; an increase in deferred revenue of $13.1 million, due mainly to growth in subscription sales; and an increase from income taxes payable and receivable of $12.8 million due primarily to the timing of tax payments. These increases in cash were partially offset by an increase in other assets of $14.6 million primarily related to an increase in capitalized mobile app fees.

Net cash used in investing activities attributable to continuing operations in 2018 consists primarily of capital expenditures of $31.0 million that are primarily related to computer hardware and internal development of software to support our products and services and purchases of investments of $3.8 million, partially offset by net cash acquired in a business combination of $1.1 million.
Net cash used in financing activities attributable to continuing operations in 2018 is primarily due to a cash dividend payment of $556.4 million, withholding taxes paid on behalf of employees for net settled stock awards of $207.7 million, purchases of treasury stock of $133.5 million, purchases of non-controlling interests of $10.0 million, and debt issuance costs of $1.3 million. Partially offsetting these payments were proceeds of $260 million from a draw on the Credit Facility.
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
Net cash provided by investing activities attributable to continuing operations in 2017 consists primarily of net proceeds of $96.1 million from the sale of a business and net proceeds of $60.2 million from the sale of a cost method investment, partially offset by capital expenditures of $28.8 million that are primarily related to development of capitalized software to support our products and services and the purchase of investments of $9.1 million.
Net cash used in financing activities attributable to continuing operations in 2017 is primarily due to cash payments of $272.5 million for the purchase of certain fully vested stock-based awards, $254.2 million for withholding taxes paid on behalf of employees for net settled stock awards, a $23.4 million payment related to an acquisition-related contingent consideration agreement, and debt issuance costs of $12.3 million. Offsetting these payments were proceeds of $75.0 million from the increase in the Term Loan; proceeds from the issuance of common stock pursuant to stock-based awards of $59.4 million; and net Senior Notes increase of $4.8 million as $445.2 million of 6.75% Senior Notes were redeemed with the proceeds from the issuance of $450.0 million of 5.00% Senior Notes.
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
Net cash used in financing activities attributable to continuing operations in 2016 mainly relates to the prepayment of $450.0 million of the Term Loan, of which $400.0 million was financed by the issuance of the 6.375% Senior Notes.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. The Company has a $500 million Credit Facility that expires on December 7, 2023. At December 31, 2018, there were outstanding borrowings of $260 million under the Credit Facility. Borrowings under the Credit Facility were repaid with proceeds from the 5.625% Senior Notes issued on February 15, 2019.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2019 capital expenditures will be between $35 million and $40 million, an increase from 2018 capital expenditures primarily related to additional leasehold improvements as Tinder expands office space.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, including the payment of withholding taxes on behalf of employees for net-settled equity plans, capital expenditures, debt service, investing, and other commitments for the foreseeable future. The Company’s liquidity could be negatively affected by a decrease in demand for our products and services.
On November 6, 2018, the Board of Directors declared a special dividend of $2.00 per share on Match Group common stock and Class B common stock, which was paid on December 19, 2018, to stockholders of record as of the close of business on December 5, 2018.  The total amount of the dividend was $556.4 million. The special dividend was funded with cash on hand and borrowings under the Credit Facility.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We purchased 3.1 million shares related to this repurchase authorization through December 31, 2018 for $133.5 million. A total of 2.9 million shares remain available for repurchase.
The Company settles substantially all equity awards on a net basis.  Assuming all equity awards outstanding on February 1, 2019 were net settled, we would issue 10.2 million common shares (of which 2.0 million are related to vested shares and 8.1 million are related to unvested shares) and, assuming a 50% withholding rate, would remit $556.2 million in cash for withholding taxes (of which $110.7 million is related to vested shares and $445.4 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $556.2 million employee withholding tax obligation, 10.2 million additional shares would be issued by the Company.
The Company does not currently expect to be a material U.S. federal cash income tax payer until 2021. The ultimate timing is dependent primarily on the performance of the Company and the amount and timing of tax deductions related to stock-based awards.
All of the Company’s international cash can be repatriated without significant tax consequences. During the year ended December 31, 2018, foreign cash of $25.2 million was repatriated to the U.S.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of December 31, 2018, IAC owns 81.1% of our outstanding shares of capital stock and has 97.6% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)(c)	$78,271	$164,546	$827,699	$952,750	$2,023,266
Operating leases(d)	11,559	25,570	12,833	17,471	67,433
Purchase obligation(e)	27,153	23,897	—	—	51,050
Total contractual obligations	$116,983	$214,013	$840,532	$970,221	$2,141,749
_______________________________________________________________________________

(a)
The Company has excluded $35.6 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2018 consists of the 6.375% and 5.00% Senior Notes of $400 million and $450 million, respectively, which bear interest at fixed rates, and the Credit Facility and Term Loan balances of $260 million and $425 million, respectively, which both bear interest at a variable rate. The Credit Facility and the Term Loan bear interest at LIBOR plus 1.50%, or 3.97%, and LIBOR plus 2.50%, or 5.09%, respectively, at December 31, 2018. The amount of interest ultimately paid on the Credit Facility and Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

(c)
Subsequent to December 31, 2018, the Credit Facility was repaid in full with the issuance of the 5.625% Senior Notes. The interest and principal related to the 5.625% Senior Notes are not reflected in the table above.

(d)
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 13—Commitments and Contingencies” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

(e)	The purchase obligations consist primarily of a web hosting commitment.
We also had $0.4 million of letters of credit and surety bonds outstanding as of December 31, 2018 that could potentially require performance by the Company in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Match Group’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions have been, and will continue to be, an important part of the Company’s growth strategy. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $1.2 billion at both December 31, 2018 and 2017, representing 61% and 59%, respectively, of the Company’s total assets. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $230.7 million and $228.3 million at December 31, 2018 and 2017, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The 2018 and 2017 annual assessments did not identify any material impairments.
For the Company's annual goodwill test at October 1, 2018, a qualitative assessment of goodwill was performed because the Company concluded it was more likely than not that the fair value of its single reporting unit was in excess of its carrying value. The primary factors that the Company considered in its qualitative assessment were that its market capitalization of $15.7 billion exceeded the carrying value by approximately $15.1 billion and the Company’s strong operating performance.
The Company tests goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11% to 26% in both 2018 and 2017, and the royalty rates used ranged from 3% to 8% in 2018 and 3% to 7% in 2017. The aggregate indefinite-lived intangible asset balance for which the most recent estimate of fair value is less than 110% of their carrying values is approximately $101.7 million.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $65.3 million and $63.7 million, at December 31, 2018 and 2017, respectively.
Income Taxes
Match Group is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings.  In all periods presented, current income tax provision and deferred income tax benefit have been computed for Match Group on an as if stand-alone, separate return basis.  The Company’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.  The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2018 and 2017, the balance of the Company’s net deferred tax asset is $114.2 million and $94.7 million, respectively.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2018 and 2017, the Company has unrecognized tax benefits of $37.6 million and $26.8 million, including interest and penalties, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment, and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
At December 31, 2018, the Company has $103.1 million in foreign cash that can be repatriated without any significant tax consequences. The Company has not provided for approximately $1.0 million of deferred taxes as the foreign cash earnings are indefinitely reinvested outside the U.S. The Company reassess its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act imposes a new minimum tax on GILTI earned by foreign subsidiaries beginning in 2018. The Financial Accounting Standards Board Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize the tax on GILTI as a period expense in the period the tax is incurred.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $66.0 million, $69.1 million and $52.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company estimated the fair value of stock options issued in 2018, 2017 and 2016 using a Black-Scholes option pricing model measured at the grant date and is expensing this fair value over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2018, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $0.9 million, $7.6 million and $2.5 million, respectively. The Company also issues RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of Match Group common stock and, for those with a market condition, the fair value is estimated using a lattice model, and expensed as stock-based compensation expense over the vesting term.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At December 31, 2018, the Company’s outstanding long-term debt was $1.5 billion, of which $850 million of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $49.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $260 million Credit Facility and the $425 million Term Loan bear interest at variable rates, LIBOR plus 1.50% and LIBOR plus 2.50%, respectively. As of December 31, 2018, the rates in effect were 3.97% and 5.09%, respectively. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Credit Facility and the Term Loan would increase or decrease by $2.6 million and $4.3 million, respectively, based upon the outstanding balances on each at December 31, 2018.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union (“EU”) and Asia. We are primarily exposed to foreign exchange risk for both the Euro and British Pound (“GBP”).
For the years ended December 31, 2018, 2017 and 2016, international revenue accounted for 50%, 46% and 40%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP and Euro exchange rates strengthened against the U.S. Dollar by 4% and 5%, respectively, in 2018 compared to 2017. Additionally, the announcement of the United Kingdom (“UK”) referendum in which voters approved an exit from the EU, commonly referred to as “Brexit,” and the subsequent negotiations between the UK and EU, has previously caused, and may continue to cause, significant volatility in currency exchange rates between the U.S. dollar and the GBP. Foreign currency exchange rate changes during the years ended December 31, 2018 and 2017 did not have a material impact on revenue.
Foreign currency exchange gains and losses included in the Company’s earnings for the years ended December 31, 2018, 2017 and 2016 are gains and (losses) of $5.3 million, $(10.3) million and $20.0 million, respectively. Historically, foreign currency exchange gains and losses have not been material to the Company. The loss in 2017 is primarily related to a U.S. dollar denominated intercompany loan in which the receivable is held by a foreign subsidiary with a GBP functional currency. As the GBP strengthened against the U.S. Dollar during the year, the intercompany loan incurred losses. The gain in 2016 is primarily related to the significant decline in the GBP in 2016 following the Brexit vote on June 23, 2016.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-09
As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2017 due to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
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

New York, New York
February 28, 2019

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$186,947	$272,624
Accounts receivable, net of allowance of $724 and $778, respectively	99,052	116,751
Other current assets	57,766	55,369
Total current assets	343,765	444,744
Property and equipment, net	58,351	61,620
Goodwill	1,244,758	1,247,644
Intangible assets, net	237,640	230,345
Deferred income taxes	134,347	123,199
Long-term investments	9,076	11,137
Other non-current assets	25,124	11,457
TOTAL ASSETS	$2,053,061	$2,130,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$9,528	$10,112
Deferred revenue	209,935	198,095
Accrued expenses and other current liabilities	135,971	110,566
Total current liabilities	355,434	318,773
Long-term debt, net	1,515,911	1,252,696
Income taxes payable	13,918	8,410
Deferred income taxes	20,174	28,478
Other long-term liabilities	21,760	14,484

Redeemable noncontrolling interests	—	6,056

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 71,513,087 and 64,370,470 shares issued; and 68,460,563 and 64,370,470 shares outstanding at December 31, 2018 and December 31, 2017, respectively	72	64
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(57,575)	81,082
Retained earnings	453,778	532,211
Accumulated other comprehensive loss	(137,166)	(112,318)
Treasury stock; 3,052,524 and 0 shares, respectively	(133,455)	—
Total Match Group, Inc. shareholders’ equity	125,864	501,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,053,061	$2,130,146
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenue	$1,729,850	$1,330,661	$1,118,110
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	410,000	279,499	195,648
Selling and marketing expense	419,954	375,610	349,119
General and administrative expense	180,286	179,804	135,019
Product development expense	132,030	101,150	78,117
Depreciation	32,968	32,613	27,726
Amortization of intangibles	1,318	1,468	16,932
Total operating costs and expenses	1,176,556	970,144	802,561
Operating income	553,294	360,517	315,549
Interest expense	(73,417)	(77,565)	(82,199)
Other income (expense), net	7,765	(30,827)	7,866
Earnings from continuing operations, before tax	487,642	252,125	241,216
Income tax (provision) benefit	(14,673)	103,852	(62,875)
Net earnings from continuing operations	472,969	355,977	178,341
Loss from discontinued operations, net of tax	(378)	(5,650)	(6,328)
Net earnings	472,591	350,327	172,013
Net loss (earnings) attributable to noncontrolling interests	5,348	(179)	(562)
Net earnings attributable to Match Group, Inc. shareholders	$477,939	$350,148	$171,451

Net earnings per share from continuing operations:
Basic	$1.73	$1.35	$0.71
Diluted	$1.61	$1.20	$0.66

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.73	$1.33	$0.68
Diluted	$1.61	$1.18	$0.64

Dividend declared per share	$2.00	$—	$—

Stock-based compensation expense by function:
Cost of revenue	$2,287	$1,701	$1,447
Selling and marketing expense	3,599	4,545	3,426
General and administrative expense	32,346	42,840	33,784
Product development expense	27,799	20,004	13,713
Total stock-based compensation expense	$66,031	$69,090	$52,370
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings	$472,591	$350,327	$172,013
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(24,967)	64,588	(36,239)
Change in fair value of available-for-sale securities	—	—	(2,964)
Total other comprehensive (loss) income	(24,967)	64,588	(39,203)
Comprehensive income	447,624	414,915	132,810
Comprehensive loss (income) attributable to noncontrolling interests	5,467	(701)	(923)
Comprehensive income attributable to Match Group, Inc. shareholders	$453,091	$414,214	$131,887
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017 and 2016

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

Balance as of December 31, 2015	$5,907	$38	38,343	$210	209,919	$404,771	$10,612	$(136,820)	$—	$278,811	$—	$278,811
Net earnings for the year ended December 31, 2016	562	—	—	—	—	—	171,451	—	—	171,451	—	171,451
Other comprehensive income (loss), net of tax	361	—	—	—	—	—	—	(39,564)	—	(39,564)	—	(39,564)
Stock-based compensation expense	—	—	—	—	—	44,524	—	—	—	44,524	—	44,524
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	7	6,495	—	—	10,224	—	—	—	10,231	—	10,231
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	959	—	—	—	—	—	—	1	—	1
Income tax benefit related to stock-based awards and other	—	—	—	—	—	27,407	—	—	—	27,407	—	27,407
Purchase of redeemable noncontrolling interests	(1,129)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	361	—	—	—	—	(361)	—	—	—	(361)	—	(361)
Other	—	—	—	—	—	4,022	—	—	—	4,022	—	4,022
Balance as of December 31, 2016	6,062	46	45,797	210	209,919	490,587	182,063	(176,384)	—	496,522	—	496,522
Net earnings for the year ended December 31, 2017	179	—	—	—	—	—	350,148	—	—	350,148	—	350,148
Other comprehensive income, net of tax	522	—	—	—	—	—	—	64,066	—	64,066	—	64,066
Stock-based compensation expense	—	—	—	—	—	54,604	—	—	—	54,604	—	54,604
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,688	—	—	(248,787)	—	—	—	(248,781)	—	(248,781)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	12	11,885	—	—	(215,429)	—	—	—	(215,417)	—	(215,417)
Purchase of redeemable noncontrolling interests	(436)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(107)	—	—	—	—	107	—	—	—	107	—	107
Other	(164)	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	6,056	64	64,370	210	209,919	81,082	532,211	(112,318)	—	501,249	—	501,249
Net earnings (loss) for the year ended December 31, 2018	108	—	—	—	—	—	477,939	—	—	477,939	(5,456)	472,483
Other comprehensive loss, net of tax	(119)	—	—	—	—	—	—	(24,848)	—	(24,848)	—	(24,848)
Stock-based compensation expense	—	—	—	—	—	66,031	—	—	—	66,031	—	66,031
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,173	—	—	(207,950)	—	—	—	(207,945)	—	(207,945)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,970	—	—	(3)	—	—	—	—	—	—
Dividends ($2.00 per share of Common Stock and Class B Convertible Common Stock)	—	—	—	—	—	—	(556,372)	—	—	(556,372)	—	(556,372)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(133,455)	(133,455)	—	(133,455)
Purchase of redeemable noncontrolling interests	(3,503)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(2,542)	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	14,307	14,307
Adjustment to noncontrolling interests related to business acquisition	—	—	—	—	—	723	—	—	—	723	(723)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(8,128)	(8,128)
Balance as of December 31, 2018	$—	$72	71,513	$210	209,919	$(57,575)	$453,778	$(137,166)	$(133,455)	$125,864	$—	$125,864
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$472,969	$355,977	$178,341
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	66,031	69,090	52,370
Depreciation	32,968	32,613	27,726
Amortization of intangibles	1,318	1,468	16,932
Deferred income taxes	(19,639)	(118,251)	(10,298)
Acquisition-related contingent consideration fair value adjustments	320	5,253	(9,197)
Other adjustments, net	230	22,142	(4,797)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	17,272	(51,587)	(10,731)
Other assets	(14,606)	(10,547)	(5,327)
Accounts payable and other liabilities	20,769	(16,801)	(24,346)
Income taxes payable and receivable	12,765	(1,002)	29,641
Deferred revenue	13,058	32,753	19,235
Net cash provided by operating activities attributable to continuing operations	603,455	321,108	259,549
Cash flows from investing activities attributable to continuing operations:
Net cash acquired (used) in business combinations	1,136	(280)	(686)
Capital expenditures	(30,954)	(28,833)	(46,098)
Proceeds from the sale of a business, net	—	96,144	—
Proceeds from the sale of a long-term investment	—	60,163	—
Proceeds from sale of a marketable security	—	—	11,716
Purchases of investments	(3,800)	(9,076)	(500)
Other, net	(4,143)	70	8,369
Net cash (used in) provided by investing activities attributable to continuing operations	(37,761)	118,188	(27,199)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	260,000	—	—
Term Loan borrowings	—	75,000	—
Proceeds from bond offering	—	450,000	400,000
Principal payment on Senior Notes	—	(445,172)	—
Principal payments on Term Loan	—	—	(450,000)
Debt issuance costs	(1,281)	(12,285)	(7,811)
Purchase of treasury stock	(133,455)	—	—
Dividends	(556,372)	—	—
Proceeds from issuance of common stock pursuant to stock-based awards	12	59,442	39,378
Withholding taxes paid on behalf of employees on net settled stock-based awards	(207,720)	(254,210)	(29,830)
Purchase of noncontrolling interests	(9,980)	(436)	(1,129)
Purchase of stock-based awards	—	(272,459)	—
Acquisition-related contingent consideration payments	(185)	(23,429)	—
Other, net	(574)	(165)	(11,802)
Net cash used in financing activities attributable to continuing operations	(649,555)	(423,714)	(61,194)
Total cash (used in) provided by continuing operations	(83,861)	15,582	171,156

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash (used in) provided by operating activities attributable to discontinued operations	—	(6,061)	4,231
Net cash used in investing activities attributable to discontinued operations	—	(471)	(4,152)
Total cash (used in) provided by discontinued operations	—	(6,532)	79
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,760)	9,940	(5,763)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(85,621)	18,990	165,472
Cash, cash equivalents, and restricted cash at beginning of period	272,761	253,771	88,299
Cash, cash equivalents, and restricted cash at end of period	$187,140	$272,761	$253,771

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Match Group, Inc. is a leading provider of dating products available in over 40 languages to our users all over the world through applications and websites that we own and operate. We operate a portfolio of brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs, and Hinge, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. Following the sale of our Non-dating segment in March 2017, Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
As of December 31, 2018, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 81.1% and 97.6%, respectively.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
For the purposes of these consolidated financial statements, income taxes have been computed for Match Group on an as if stand-alone, separate tax return basis.
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, upon its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative change in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net. See “Accounting Pronouncements adopted by the Company” below for further information.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lived intangible assets and property and equipment; the fair values of equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. See "Accounting Pronouncements adopted by the Company" below for further information.
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services.
The Company’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which generally ranges from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. The Company recognizes an asset for these costs if we expect to recover those costs. Mobile app store fees are amortized over the period of contract performance. Specifically, the Company capitalizes and amortizes mobile app store fees over the term of the applicable subscription. During the year ended December 31, 2018, the Company recognized expense of $284.7 million related to the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization of these costs. The contract asset balance at December 31, 2018 related to costs to obtain a contract is $29.2 million and included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services are generally due no later than 30 days from invoice date. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 was $198.3 million. During the year ended December 31, 2018, the Company recognized $198.3 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current deferred revenue balance at December 31, 2018 is $209.9 million. At December 31, 2018, there is no non-current portion of deferred revenue.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2018	2017	2016

Direct Revenue:
North America	$902,478	$741,334	$673,944
International	774,693	539,915	393,420
Total Direct Revenue	1,677,171	1,281,249	1,067,364
Indirect Revenue (principally advertising revenue)	52,679	49,412	50,746
Total Revenue	$1,729,850	$1,330,661	$1,118,110

Direct Revenue
Tinder	$805,316	$403,216	$168,522
Other brands	871,855	878,033	898,842
Total Direct Revenue	$1,677,171	$1,281,249	$1,067,364
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents include AAA rated government money market funds. Internationally, cash equivalents include money market funds.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $19.5 million and $20.9 million at December 31, 2018 and 2017, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See “Note 6—Financial Instruments” for a discussion of contingent consideration arrangements.
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
For the Company's annual goodwill test at October 1, 2018, a qualitative assessment of goodwill was performed because the Company concluded it was more likely than not that the fair value of its single reporting

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unit was in excess of its carrying value. The primary factors that the Company considered in its qualitative assessment were that its market capitalization of $15.7 billion exceeded its carrying value by approximately $15.1 billion and the Company’s strong operating performance. A qualitative assessment was also performed for 2017 and the Company concluded it was more likely than not that the fair value of the reporting unit was in excess of its carrying value.
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
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty DCF valuation analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11% to 26% in both 2018 and 2017, and the royalty rates used ranged from 3% to 8% in 2018 and 3% to 7% in 2017. The aggregate indefinite-lived intangible asset balance for which the most recent estimate of fair value is less than 110% of their carrying values is approximately $101.7 million.
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

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active, and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•	Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions market participants would use in pricing the assets or liabilities. See “Note 6—Financial Instruments” for a discussion of fair value measurements made using Level 3 inputs.
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, consisting of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our websites. Advertising expense is $386.0 million, $340.4 million and $325.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a new minimum tax on global intangible low taxed income (“GILTI”) earned by foreign subsidiaries beginning in 2018. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize the tax on GILTI as a period expense in the period the tax is incurred.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of “Other income (expense), net.”
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. Losses of $0.7 million during the year ended December 31, 2017 are included in “Other income (expense), net” in the accompanying consolidated statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 11—Stock-based Compensation” for a discussion of the Company’s stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated balance sheet.
In connection with the acquisition of certain subsidiaries, current and former senior management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase these interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. No put and call arrangements were exercised during 2018, 2017 or 2016. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2018, 2017 and 2016, the Company recorded adjustments of $(2.5) million, $(0.1) million and $0.4 million, respectively, to (decrease) increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections. At December 31, 2018, no redeemable noncontrolling interest remained outstanding.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Additionally, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented within different captions on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. The Company’s adoption of ASU No. 2016-18 effective January 1, 2018, on a retrospective basis, did not have a material effect on its consolidated financial statements. See “Note 14—Supplemental Cash Flow Information” for a reconciliation of cash, cash equivalents, and restricted cash included in the consolidated statement of cash flows.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in a cloud computing arrangement that is a services contract to follow the internal-use software guidance of ASC 350-40, Intangibles - Goodwill and Other, Internal-use Software. The provisions of ASU No. 2018-15 are effective for reporting periods beginning after December 15, 2019, including interim periods and early adoption is permitted, including adoption in any interim period. The provisions of ASU No. 2018-15 may be adopted prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company early adopted the provisions of ASU No. 2018-15 on October 1, 2018 prospectively and the adoption of this standard did not have material impact on its consolidated financial statements.
Accounting Pronouncements not yet adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018. The Company will adopt the new lease guidance effective January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to implement the transition method option provided by ASU No. 2018-11.
The Company is not a lessor, has no capitalized leases, and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related lease liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the agreements governing the outstanding debt of the Company, or our credit agreement, because in each circumstance, the leverage calculations are not affected by the lease liability that will be recorded upon adoption of the new standard.
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
Development of the selected software solution by the third-party vendor is ongoing.  While significant progress has been made, certain key deliverables remain, which the Company expects to be delivered in March 2019.  The Company’s ability to adopt ASU No. 2016-02 in an efficient and effective manner is contingent upon the delivery and testing of these remaining deliverables.  The Company has been able to develop a preliminary estimate of the impact of the adoption of ASU No. 2016-02 through the use of the third-party software solution, supplemented by our user acceptance testing.  This preliminary estimate is that a $55 million right-of-use asset and related lease liability will be recognized on the Company’s consolidated balance sheet upon adoption. The Company does not expect a material impact on its consolidated statement of operations or its consolidated statement of cash flows.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
U.S. and foreign earnings before income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
U.S.	$392,798	$143,286	$109,457
Foreign	94,844	108,839	131,759
Total	$487,642	$252,125	$241,216
The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current income tax provision (benefit):
Federal	$(688)	$(11,533)	$44,782
State	341	(512)	4,427
Foreign	34,659	26,444	23,964
Current income tax provision	34,312	14,399	73,173
Deferred income tax benefit:
Federal	(11,158)	(102,337)	(2,119)
State	(1,846)	(15,731)	(280)
Foreign	(6,635)	(183)	(7,899)
Deferred income tax benefit	(19,639)	(118,251)	(10,298)
Income tax provision (benefit)	$14,673	$(103,852)	$62,875
For the year ended December 31, 2018, the current income tax payable was reduced by $94.7 million for excess tax deductions attributable to stock-based compensation and the related income tax benefit was recorded as a decrease to the current income tax provision. For the year ended December 31, 2017, the deferred tax asset for net operating losses (“NOLs”) was increased by $279.7 million for excess tax deductions attributable to stock-based compensation and the related income tax benefit was recorded as a component of the deferred income tax benefit. For the year ended December 31, 2016, the current income tax payable was reduced by $29.7 million for excess tax deductions attributable to stock-based compensation and the related income tax benefit was recorded as an increase to additional paid-in capital.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for tax credits and net operating losses.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$127,630	$143,474
Tax credit carryforwards	43,501	6,629
Stock-based compensation	12,684	13,236
Other	26,770	12,423
Total deferred tax assets	210,585	175,762
Less valuation allowance	(47,448)	(24,795)
Net deferred tax assets	163,137	150,967
Deferred tax liabilities:
Intangible assets	(45,363)	(52,838)
Fixed assets	(2,686)	(3,164)
Other	(915)	(244)
Total deferred tax liabilities	(48,964)	(56,246)
Net deferred tax assets	$114,173	$94,721
At December 31, 2018, the Company has federal and state net operating losses (“NOLs”) of $458.4 million and $169.8 million, respectively. If not utilized, $10.3 million of the federal NOLs can be carried forward indefinitely, and $448.1 million will expire at various times primarily between 2031 and 2037. The state NOLs will expire at various times primarily between 2032 and 2037. Federal and state NOLs of $434.3 million and $148.5 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2018, the Company has foreign NOLs of $79.0 million available to offset future income. Of these foreign NOLs, $74.2 million can be carried forward indefinitely and $4.8 million will expire at various times between 2019 and 2028. During 2018, the Company recognized tax benefits related to NOLs of $6.7 million. At December 31, 2018, the Company has federal capital losses of $12.2 million. If not utilized, the capital losses will expire during 2021 and 2022. Utilization of capital losses will be limited to the Company’s ability to generate future capital gains.
At December 31, 2018, the Company has tax credit carryforwards of $51.1 million. Of this amount, $29.0 million relates to foreign tax credits, $21.5 million relates to federal and state tax credits for research activities, and $0.6 million to various other credits. Of these credit carryforwards, $8.4 million can be carried forward indefinitely and $42.7 million will expire at various times primarily between 2021 and 2038.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During 2018, the Company’s valuation allowance increased by $22.7 million primarily due to an increase in foreign tax credits, and foreign interest deduction carryforwards. At December 31, 2018, the Company has a valuation allowance of $47.4 million related to the portion of credits, NOLs, and other items for which it is more likely than not that the tax benefit will not be realized.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax provision at the federal statutory rate of 21% (35% for 2017 and 2016)	$102,405	$88,244	$84,425
State income taxes, net of effect of federal tax benefit	7,742	2,471	2,804
Foreign income taxed at a different statutory rate	13,129	(15,014)	(13,761)
Foreign rate change	278	(1,523)	(4,454)
Transition tax	(3,178)	23,748	—
Deferred tax adjustment for enacted changes in tax laws and rates	(142)	68,594	—
Equity compensation	(92,140)	(278,343)	3,247
Non-taxable foreign currency exchange gains and losses	(2,086)	6,231	(6,837)
Other, net	(11,335)	1,740	(2,549)
Income tax provision (benefit)	$14,673	$(103,852)	$62,875
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$25,063	$25,913	$24,908
Additions based on tax positions related to the current year	8,589	697	1,706
Additions for tax positions of prior years	3,901	1,104	1,414
Reductions for tax positions of prior years	(134)	(1,233)	(783)
Settlements	—	—	(258)
Expiration of applicable statute of limitations	(1,740)	(1,418)	(1,074)
Balance at December 31	$35,679	$25,063	$25,913
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2018 and 2017, the Company had accrued $1.9 million and $1.8 million, respectively, for the payment of interest. At December 31, 2018 and 2017, the Company had accrued $1.2 million and $1.5 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2015 have been extended to December 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment, and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2018 and 2017, unrecognized tax benefits, including interest, were $37.6 million and $26.8 million, respectively. At December 31, 2018 and 2017, approximately $22.6 million and $17.6 million, respectively, were included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2018 are subsequently recognized, $35.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $25.3 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $16.8 million by December 31, 2019, primarily due to settlements and expirations of statutes of limitations.
On December 22, 2017, the U.S. enacted the Tax Act, which subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that take effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on GILTI earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional transition tax expense in 2017. During 2018, the Company finalized this calculation, which resulted in a $3.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued IRS guidance. The adjustment of the Company’s provisional tax expense was reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
At December 31, 2018, the Company has $103.1 million in foreign cash that can be repatriated without any significant tax consequences. The Company has not provided for approximately $1.0 million of deferred taxes as the foreign cash earnings are indefinitely reinvested outside the U.S. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DISCONTINUED OPERATIONS
On March 31, 2017, Match Group sold its Non-dating business, which operated under the umbrella of The Princeton Review, to ST Unitas, a global education technology company. We recognized a loss on the sale of the business in the years ended December 31, 2018 and 2017 of $0.4 million (reflecting an adjustment to the loss on sale recorded in 2017), and $2.1 million, respectively, which is reported within discontinued operations.
The key components of loss from discontinued operations for the years ended December 31, 2018, 2017 and 2016 consist of the following:

	For the years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue	$—	$23,980	$104,416
Operating costs and expenses	—	(29,601)	(114,057)
Operating loss	—	(5,621)	(9,641)
Other (expense) income	(378)	(2,136)	11
Income tax benefit	—	2,107	3,302
Loss from discontinued operations	$(378)	$(5,650)	$(6,328)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2018	2017
	(In thousands)
Goodwill	$1,244,758	$1,247,644
Intangible assets with indefinite lives	230,684	228,296
Intangible assets with definite lives, net	6,956	2,049
Total goodwill and intangible assets, net	$1,482,398	$1,477,989
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Balance at January 1	$1,247,644	$1,206,447
Additions	11,187	120
Deductions	—	(29)
Foreign Exchange Translation	(14,073)	41,106
Balance at December 31	$1,244,758	$1,247,644

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2018 and 2017, intangible assets with definite lives are as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Patent and technology	$10,715	$(4,859)	$5,856	8.5
Trade names	4,814	(4,814)	—	—
Customer lists	270	(270)	—	—
Other	3,000	(1,900)	1,100	5.0
Total	$18,799	$(11,843)	$6,956	7.9

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$5,830	$(5,765)	$65	3.0
Technology	4,592	(4,588)	4	2.0
Other	3,280	(1,300)	1,980	4.4
Total	$13,702	$(11,653)	$2,049	4.4
At December 31, 2018, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2019	$1,645
2020	1,245
2021	645
2022	645
2023 and thereafter	2,776
Total	$6,956
NOTE 6—FINANCIAL INSTRUMENTS
Marketable Securities
During the second quarter of 2016, the Company sold its marketable security in its entirety. Proceeds and gross realized gains from the sale of the available-for-sale marketable security were $11.7 million and $3.1 million, respectively, for the year ended December 31, 2016.
Long-term investments
At December 31, 2018, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $9.1 million and at December 31, 2017, the carrying value of the Company’s cost method investments totaled $11.1 million, both of which are included in “Long-term investments” in the accompanying consolidated balance sheet.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities without readily determinable fair values
For all equity securities without readily determinable fair values as of December 31, 2018, the Company has elected the measurement alternative. As of December 31, 2018, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions or an identical or similar investment of the same issuer.
During the year ended December 31, 2018, we recognized an impairment charge of $2.1 million, which is included in “Other income (expense), net” in the accompanying consolidated statement of operations.
Cost method investments (prior to the adoption of ASU No. 2016-01)
During the year ended December 31, 2017, we recognized an other-than-temporary impairment charge of $2.3 million related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
On October 23, 2017, a cost method investment with a carrying value of $51.1 million was sold for net proceeds of $60.2 million resulting in a pre-tax gain of $9.1 million, which is included in “Other income (expense), net” in the accompanying consolidated statement of operations.
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$72,546	$—	$—	$72,546

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,974)	$(1,974)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$71,197	$—	$—	$71,197
Time deposits	—	35,023	—	35,023
Total	$71,197	$35,023	$—	$106,220

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2018	2017
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(2,647)	$(19,418)
Total net (losses):
Fair value adjustments	(320)	(5,253)
Included in other comprehensive income (loss)	45	(1,405)
Settlements	948	23,429
Balance at December 31	$(1,974)	$(2,647)
Contingent consideration arrangements
As of December 31, 2018, there is one contingent consideration arrangement, related to a business acquisition, for $2.0 million. This arrangement has been earned in full as of December 31, 2018 and will be paid by the Company in the first quarter of 2019.
The current contingent consideration arrangement is based upon earnings performance. Contingent consideration arrangements related to other previous acquisitions were based upon earnings performance and/or operating metrics. The Company determined the fair values of contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, for arrangements that are long-term in nature, applying a discount rate, that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the current contingent consideration arrangement at both December 31, 2018 and 2017 reflect a discount rate of 12%.
The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2018 and 2017 includes a current portion of $2.0 million and $0.6 million, respectively, which is included in “Accrued expenses and other current liabilities” and a non-current portion of $2.0 million at December 31, 2017, which is included in “Other long-term liabilities” in the accompanying consolidated balance sheet. At December 31, 2018, there is no non-current portion of the contingent consideration liability.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(1,515,911)	$(1,513,683)	$(1,252,696)	$(1,320,289)
______________________

(a)
At December 31, 2018 and December 31, 2017, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $19.1 million and $22.3 million, respectively.

The fair value of long-term debt, net, excluding the revolving credit facility (the “Credit Facility”), is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. We consider the Credit Facility, which has a variable interest rate, to have a fair value equal to its carrying value.
NOTE 7—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2018	2017
	(In thousands)
Credit Facility due December 7, 2023	$260,000	$—
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
Total long-term debt	1,535,000	1,275,000
Less: Unamortized original issue discount and original issue premium, net	7,352	8,668
Less: Unamortized debt issuance costs	11,737	13,636
Total long-term debt, net	$1,515,911	$1,252,696

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes:
We issued the 5.00% Senior Notes on December 4, 2017. These notes were issued at 99.027% of par. The proceeds of $445.6 million, along with cash on hand, were used to redeem the $445.2 million of outstanding senior notes due in 2022 (the “6.75% Senior Notes”) and pay the related call premium. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Beginning December 15,	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%
The 6.375% Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Beginning June 1,	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
The 6.75% Senior Notes were redeemed on December 17, 2017 with proceeds from the 5.00% Senior Notes and cash on hand. The related call premium of $10.6 million is included in “Other (expense) income, net” in the consolidated financial statements.
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. The 5.00% and 6.375% Senior Notes rate equally in right of payment. At December 31, 2018, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain ratios set forth in the indenture, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Term Loan and Credit Facility:
At both December 31, 2018 and 2017, the outstanding balance on the Term Loan was $425 million. The Term Loan bears interest at LIBOR plus 2.50% and has a LIBOR floor to 0.00%. The interest rate at December 31, 2018 and 2017 is 5.09% and 3.85%, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 7, 2018, the $500 million Credit Facility was amended to, among other things, modify the leverage ratio levels in the pricing grid used to calculate the applicable rate and extend its maturity to December 7, 2023. At December 31, 2018, there were outstanding borrowings of $260 million under the Credit Facility, bearing interest at LIBOR plus 1.50%, or 3.97%. At December 31, 2017, there was no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company’s consolidated net leverage ratio. The annual commitment fee on undrawn funds, based on the current leverage ratio, is 25 basis points and 30 basis points at December 31, 2018 and 2017, respectively. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the agreement).
The Credit Facility and Term Loan contain covenants that would limit our ability to pay dividends, make distributions or repurchase stock in the event the secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries and are secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 5.00% and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2022	$425,000
2023	260,000
2024	400,000
2027	450,000
Total	1,535,000
Less: Unamortized original issue discount	7,352
Less: Unamortized debt issuance costs	11,737
Total long-term debt, net	$1,515,911
NOTE 8—SHAREHOLDERS' EQUITY
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be retired and will not be subject to reissue. Shares of common stock and Class C common stock have no conversion rights.
The holders of shares of Match Group common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such dividends as may be declared by Match Group’s Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up, holders of the Company’s common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2018, IAC holds 209.9 million shares of our Class B common stock, representing 100% of our outstanding Class B common stock, and 15.8 million shares of our common stock, representing 23.1% of our outstanding common stock. IAC’s ownership interest is 81.1% and IAC holds 97.6% of the outstanding total voting power of the Company.
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
Special Dividend
On December 19, 2018, we paid a special dividend of $2.00 per share on Match Group common stock and Class B common stock, to stockholders of record as of the close of business on December 5, 2018, in the aggregate amount equal to $556.4 million, which was funded with cash on hand and borrowings under our revolving credit facility.
Reserved Common Shares
In connection with equity compensation plans, 55.1 million shares of Match Group common stock are reserved at December 31, 2018.
Common Stock Repurchases
During 2018, the Company repurchased 3.1 million shares of Match Group common stock for aggregate consideration, on a trade date basis, of $133.5 million. No repurchases were made during 2017 or 2016.
In May 2017, Match Group’s Board of Directors authorized the repurchase of 6.0 million shares of Match Group common stock. At December 31, 2018, the Company has approximately 2.9 million shares remaining in its share repurchase authorization.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(112,318)	$(112,318)
Other comprehensive loss	(24,848)	(24,848)
Balance at December 31	$(137,166)	$(137,166)

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(176,384)	$(176,384)
Other comprehensive income before reclassifications	63,352	63,352
Amounts reclassified into earnings	714	714
Net period other comprehensive income	64,066	64,066
Balance at December 31	$(112,318)	$(112,318)

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(139,784)	$2,964	$(136,820)
Other comprehensive (loss) income before reclassifications	(36,600)	94	(36,506)
Gain on sale of available-for-sale security reclassified into earnings	—	(3,058)	(3,058)
Net period other comprehensive loss	(36,600)	(2,964)	(39,564)
Balance at December 31	$(176,384)	$—	$(176,384)
At December 31, 2018, 2017 and 2016, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$472,969	$472,969	$355,977	$355,977	$178,341	$178,341
Net loss (earnings) attributable to noncontrolling interests	5,348	5,348	(179)	(179)	(562)	(562)
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	478,317	478,317	355,798	355,798	177,779	177,779
Loss from discontinued operations, net of tax	(378)	(378)	(5,650)	(5,650)	(6,328)	(6,328)
Net earnings attributable to Match Group, Inc. shareholders	$477,939	$477,939	$350,148	$350,148	$171,451	$171,451

Denominator
Basic weighted average common shares outstanding	277,005	277,005	264,014	264,014	251,522	251,522
Dilutive securities including stock options, RSUs, and subsidiary denominated equity awards (a)(b)	—	19,770	—	32,062	—	18,203
Dilutive weighted average common shares outstanding	277,005	296,775	264,014	296,076	251,522	269,725

Earnings (loss) per share:
Earnings per share from continuing operations	$1.73	$1.61	$1.35	$1.20	$0.71	$0.66
Loss per share from discontinued operations, net of tax	$—	$—	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$1.73	$1.61	$1.33	$1.18	$0.68	$0.64
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and the vesting of restricted stock units (“RSUs”). For the years ended December 31, 2018, 2017, and 2016, 0.2

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, 4.7 million and 6.1 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and restricted stock units (“PSUs”) are considered contingently issuable shares. Market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs are dilutive for the respective reporting periods. For the years ended December 31, 2018, 2017, and 2016, 0.7 million, 3.8 million, and 2.5 million market-based awards, PSOs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

NOTE 11—STOCK-BASED COMPENSATION
The Company currently has two active stock and annual incentive plans, one which became effective in 2015 upon the completion of the IPO and another plan approved by shareholders in 2017. The 2015 plan replaced two historical plans that governed equity awards granted prior to the IPO. The 2015 plan covers stock options to acquire shares of Match Group common stock and RSUs granted pursuant to the historical plans and stock options and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries granted prior to the IPO, as well as provides for the future grant of these and other equity awards. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2018, there were 28.1 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively.
The 2015 and 2017 plans have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date. Neither plan specifies grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of Match Group’s Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock options granted subsequent to September 1, 2015 will generally vest in four equal annual installments over a four-year period. RSU awards outstanding generally vest over a three- or four-year period. Market-based awards outstanding generally vest over a two- to four-year period.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options and RSUs, performance-based stock options, market-based RSUs and PSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and market-based awards held by Match Group employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2018, there is $119.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 related to all stock-based compensation is $107.2 million, $295.1 million and $16.4 million, respectively. The increase in total income tax benefit recognized in the consolidated statement of operations during 2017 relative to 2016 is due to the adoption of ASU 2016-09, effective January 1, 2017, which required the associated recognition of excess tax benefits attributable to stock-based compensation to be included as a component of the current year provision for income taxes rather than recognized as an adjustment to additional paid-in capital. The aggregate income tax benefit recognized related solely to stock-based compensation for the years ended December 31, 2018, 2017, and 2016, including the portion recognized as a component of equity in 2016 is $103.3 million, $310.9 million, and $40.1 million, respectively.
As the Company is currently in a NOL position there will be some delay in the timing of the realization of cash benefits of income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjustment for Special Dividend
On November 6, 2018, the Board of Directors declared a special dividend of $2.00 per share on Match Group common stock and Class B common stock. See “Note 8—Shareholders' Equity” for additional information on the dividend. As required by our equity incentive plans, an adjustment was made to outstanding awards to prevent dilution of their value resulting from the special dividend. These adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by our equity incentive plans. The adjustments to awards included increasing the number of outstanding stock options and RSUs, performance-based stock options, and market-based RSUs, as well as reducing the exercise prices of outstanding stock options. The impact of these adjustments is reflected in the disclosures below.
Stock Options
Stock options outstanding at December 31, 2018 and changes during the year ended December 31, 2018 are as follows:

	December 31, 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2018	35,878	$13.50
Granted	580	33.45
Adjustment for special dividend	953	N/A
Exercised	(14,160)	11.61
Forfeited	(3,750)	13.97
Expired	(6)	12.07
Outstanding at December 31, 2018 (a)	19,495	$14.72	7.6	$546,911
Options exercisable	5,143	$13.60	6.9	$150,033
______________________

(a)
Included in the outstanding balance at December 31, 2018 are 0.6 million performance-based stock options, which vest in varying amounts and years depending upon certain performance conditions. The Company does not expect any shares to vest based on our current assessment of the performance conditions. The table above includes these awards at their maximum potential payout.

The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2018. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 is $455.1 million, $533.8 million and $37.3 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2018	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2018	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
	(Shares in thousands)
$0.01 to $5.00	156	6.4	$4.32	92	6.4	$4.36
$5.01 to $10.00	4,723	7.4	8.97	894	7.3	8.72
$10.01 to $15.00	7,075	6.7	12.61	3,073	6.2	12.95
$15.01 to $20.00	4,368	8.1	17.08	532	8.0	17.00
$20.01 to $25.00	1,744	8.7	22.53	402	8.7	22.40
$25.01 to $30.00	1,050	8.9	26.89	150	8.9	26.12
$30.01 to $35.00	274	9.1	30.75	—	—	—
$35.01 to $40.00	105	9.1	38.98	—	—	—
	19,495	7.6	$14.72	5,143	6.9	$13.60
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. At December 31, 2018, the Company uses a blend of Match Group’s historical volatility and IAC’s historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. The expected term is based upon the combination of the initial vesting term and the historical exercise behavior of our employees after vest. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	29%	27%	27%
Risk-free interest rate	2.5%	1.9%	1.3%
Expected term	5.3 years	5.0 years	4.8 years
Dividend yield	—%	—%	—%
Approximately 0.6 million, 8.2 million and 8.7 million stock options were granted by the Company during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 is $10.63, $5.67 and $2.98, respectively.
Cash received from stock option exercises for the years ended December 31, 2018, 2017, and 2016 is less than $0.1 million, $59.4 million, and $39.4 million respectively. The decrease in cash received from stock option exercises in 2018 compared to prior years is due to substantially all options being net settled for the exercise price beginning in late 2017.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
All outstanding PSUs were forfeited during the year ended December 31, 2017 and no additional PSUs were granted in 2018. Unvested RSUs outstanding at December 31, 2018 and changes during the year ended December 31, 2018 are as follows:

	RSUs
	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2018	2,214	$18.65
Granted	1,389	42.24
Adjustment for special dividend	136	N/A
Vested	(493)	18.21
Forfeited	(487)	20.75
Unvested at December 31, 2018	2,759	$29.38
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2018, 2017, and 2016, based on market prices of Match Group’s common stock on the grant date, was $42.24, $19.21 and $12.65, respectively. The total fair value of RSUs that vested during the years ended December 31, 2018, 2017, and 2016 was $9.0 million, $6.7 million and $1.1 million, respectively.
Market-based Awards
During 2018, 2017, and 2016, the Company granted market-based awards to certain employees. The number of awards that ultimately vest for certain awards is dependent upon Match Group’s stock price and for other awards on the valuation of a wholly-owned business. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price and, as necessary, the valuation of the subsidiary. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests in addition to the market condition.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market-based awards outstanding at December 31, 2018 and changes during the year ended December 31, 2018 are as follows:

	Market-based awards
	Number of shares	Weighted Average Grant Date Price
	(Shares in thousands)
Unvested at January 1, 2018	6,107	$19.41
Granted	527	26.91
Adjustment for special dividend	225	N/A
Vested	(343)	14.20
Forfeited	(1,907)	19.26
Unvested at December 31, 2018	4,609	$18.28
The weighted average fair value of market-based awards granted during the years ended December 31, 2018, 2017, and 2016, based on the valuation model, was $6.88, $7.50 and $1.77, respectively. The total fair value of market-based awards that vested during the years ended December 31, 2018, 2017, and 2016 was $4.9 million, $3.1 million and $0.1 million, respectively.
Net Settlement of Awards
We settle substantially all equity awards on a net basis. Assuming all equity awards outstanding on December 31, 2018 were net settled on that date, we would have issued 9.7 million common shares (of which 1.7 million are related to vested shares and 8.0 million are related to unvested shares) and, assuming a 50% withholding rate, would have remitted $416.2 million in cash for withholding taxes (of which $75.0 million is related to vested shares and $341.2 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $416.2 million employee withholding tax obligation, 9.7 million additional shares would be issued by the Company.
Converted Tinder Options
In July 2017, the Company elected to convert all outstanding equity awards of its wholly-owned Tinder business into Match Group options at a value determined through a process involving two investment banks. These converted Match Group options are included in the option tables above.
These former subsidiary denominated awards, when exercised, can be settled by Match Group issuing shares of its common stock equal in value to the intrinsic value of the award being settled, net of shares with a value equal to the withholding taxes due, which taxes are remitted by Match Group to the government on behalf of the employees or the employee can pay the exercise price and applicable withholding taxes and receive the number of Match Group shares equal to the number of options exercised. At the time of settlement, IAC has the option to issue its own shares directly to the award holders, in which case Match Group would in turn issue its shares to IAC as reimbursement. In either settlement scenario, the same number of Match Group shares would be issued.
During the year ended December 31, 2017, we made cash payments totaling $272.5 million to purchase certain fully vested options.
Equity Instruments Formerly Denominated in the Shares of Certain Subsidiaries
The Company issued 1.7 million Match Group common shares, and paid $22.8 million of withholding taxes, to settle awards granted to current and former employees who exercised their subsidiary options during the year ended December 31, 2016.
During 2014, the Company granted an equity award denominated in shares of a subsidiary of the Company to a non-employee, which was marked to market each reporting period. In the third quarter of 2016, the Company

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settled the vested portion of the award for cash of $13.4 million. In the third quarter of 2017, the award was modified and the Company settled the remaining portion of the award for cash of $33.9 million.
IAC Denominated Stock Options
There were no IAC stock options granted by IAC under its equity incentive plans to employees of Match Group during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, there were less than 0.1 million IAC stock options granted by IAC under its equity incentive plans to employees of Match Group. Approximately 0.2 million IAC stock options remain outstanding to employees of Match Group as of December 31, 2018. The fair value of each stock option award was estimated on the grant date using the Black–Scholes option pricing model. IAC stock options were granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.
IAC Denominated RSUs and Market-based Awards
During both the years ended December 31, 2018 and 2016, less than 0.1 million IAC RSUs and market-based awards were granted by IAC to employees of Match Group. There were no IAC RSUs or market-based awards granted by IAC to employees of Match Group during the year ended December 31, 2017. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The number of market-based awards that ultimately vest is dependent upon Match Group’s stock price. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Some of the market-based awards contain performance targets set at the time of grant that must be achieved before an award vests.
NOTE 12—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue
United States	$872,977	$722,446	$668,699
All other countries	856,873	608,215	449,411
Total	$1,729,850	$1,330,661	$1,118,110
The United States is the only country from which revenue is greater than 10 percent of total revenue.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$35,004	$37,547
France	11,591	13,635
Canada	8,927	6,738
All other countries	2,829	3,700
Total	$58,351	$61,620
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table below.
Future minimum payments under operating lease agreements are as follows:

(In thousands)
2019	$11,559
2020	13,470
2021	12,100
2022	6,812
2023	6,021
Thereafter	17,471
Total	$67,433
Expenses charged to operations under these agreements were $18.0 million, $16.0 million and $15.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. See “Note 15—Related Party Transactions” for additional information related to related party transactions associated with operating leases.
The Company also has funding commitments in the form of a purchase obligation and surety bonds. The purchase obligations due in less than one year are $27.2 million and the purchase obligations due between one and three years are $23.9 million for a total of $51.1 million in purchase obligations. The purchase obligations primarily relate to web hosting services with $20.0 million due for both the years ended December 31, 2019 and 2020. Letters of credit and surety bonds totaling $0.4 million expire within twelve months of December 31, 2018.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidity, results of operations, or financial condition of the Company. See “Note 3—Income Taxes” for additional information related to income tax contingencies.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. On December 17, 2018, Plaintiffs filed their opposition to the motion to dismiss. On January 15, 2019, the defendants filed their reply brief. A hearing on the motion is scheduled for March 6, 2019, and discovery in the case is proceeding. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com.  In November 2018, the FTC proposed to resolve its potential claims relating to Match.com’s marketing, chargeback and online cancellation practices via a consent judgment mandating certain changes in the company’s business practices, as well as a payment in the amount of $60 million.  Match Group believes that the FTC’s legal challenges to Match.com’s practices, policies, and procedures are without merit and is prepared to vigorously defend against them.
NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded an acquisition-related contingent consideration liability of $0.2 million during the year ended December 31, 2016. There were no acquisition-related contingent consideration liabilities recorded for the years ended December 31, 2018 and 2017. See “Note 6—Financial Instruments” for additional information on contingent consideration arrangements.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid (received) during the year for:
Interest	$71,308	$71,893	$82,494
Income tax payments, including amounts paid to IAC for Match Group’s share of IAC’s consolidated tax liability	39,267	28,938	44,733
Income tax refunds	(17,720)	(13,537)	(962)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$186,947	$272,624	$253,651	$88,173
Restricted cash included in other current assets	193	137	120	126
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flow	$187,140	$272,761	$253,771	$88,299
NOTE 15—RELATED PARTY TRANSACTIONS
Relationship with IAC
In connection with the IPO in 2015, the Company entered into certain agreements relating to our relationship with IAC. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred $7.6 million, $9.9 million, and $11.8 million, respectively, pursuant to the services agreement. Included in these amounts are $5.2 million, $5.1 million and $4.3 million, respectively, for leasing of office space for certain of our businesses at properties owned by IAC. Additionally, the Company paid an IAC subsidiary $1.2 million for the sublease of space in a data center for the year ended December 31, 2016, and discontinued subleasing as of December 31, 2016. In December 2017, certain international subsidiaries of the Company agreed to sell net operating losses that were not expected to be utilized to an IAC subsidiary for $0.9 million. All amounts were paid in full by the Company at December 31, 2018, 2017 and 2016, respectively.
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
Investor Rights Agreement
Under the investor rights agreement, the Company provides IAC with (i) specified registration and other rights relating to its shares of our common stock and (ii) anti-dilution rights. See “Note 8—Shareholders' Equity” for additional information on the anti-dilution rights.
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
At December 31, 2017, the Company had tax receivables of $7.3 million due from IAC pursuant to the tax sharing agreement, which is included in “Other current assets” in the accompanying consolidated balance sheet. Refunds from IAC during 2018 and 2017 pursuant to this agreement were $7.0 million and $10.9 million,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. There were no outstanding receivables or payables pursuant to the tax sharing agreement as of December 31, 2018.
Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax matters, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which IAC and the Company may agree. In addition, under the services agreement the Company provides IAC informational technology services and such other services as to which IAC and the Company may agree. The services agreement had an initial term of one year from the date of the IPO, and provides for automatic renewals for additional one-year periods, subject to IAC’s continued ownership of a majority of the combined voting power of the Company’s voting stock.
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
The employee matters agreement also requires the Company to reimburse IAC for the cost of any IAC equity awards held by Match Group’s employees and former employees and that IAC may elect to receive payment either in cash or Company common stock. With respect to equity awards originally denominated in shares of the Company’s subsidiaries, IAC may require those awards to be settled in either shares of IAC’s common stock or in shares of the Company’s common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional shares of the Company’s common stock.
During the years ended December 31, 2018, 2017 and 2016, 3.0 million, 11.9 million and 1.0 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement; 2.5 million, 11.3 million and 0.5 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards originally denominated in shares of a subsidiary of the Company; and 0.5 million, 0.6 million and 0.5 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.
IAC Subordinated Loan Facility
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds. If IAC agrees to fulfill any such borrowing request, the related indebtedness will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and the Match Group Senior Notes, and will bear interest at the applicable rate set forth in the pricing grid in the Match Group Credit Agreement, which rate is based on the Company’s consolidated net leverage ratio at the time of borrowing, plus an additional amount to be agreed upon. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At December 31, 2018, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Related Party Transactions
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
NOTE 16—BENEFIT PLANS
Match Group employees are eligible to participate in a retirement savings plan sponsored by IAC in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the “Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the Plan is fifty cents for each dollar a participant contributes in this Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Matching contributions under the Plan for the years ended December 31, 2018, 2017 and 2016 were $2.8 million, $2.2 million and $1.6 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2018 and 2017 is due primarily to an increase in participation in the Plan due to increased headcount.
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2018, 2017 and 2016 were $2.8 million, $2.2 million and $1.9 million, respectively.
NOTE 17—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2018	2017
	(In thousands)
Other current assets:
Capitalized mobile app fees	$29,216	$22,070
Prepaid expenses	19,476	16,374
Other	9,074	16,925
Other current assets	$57,766	$55,369

	December 31,
	2018	2017
	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$136,083	$134,757
Leasehold improvements	24,529	22,390
Furniture and other equipment	7,395	7,216
Projects in progress	3,369	6,117
	171,376	170,480
Accumulated depreciation and amortization	(113,025)	(108,860)
Property and equipment, net	$58,351	$61,620

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017
	(In thousands)
Accrued expenses and other current liabilities:
Accrued advertising expense	$40,894	$28,878
Accrued employee compensation and benefits	38,378	30,375
Other	56,699	51,313
Accrued expenses and other current liabilities	$135,971	$110,566

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Other income (expense), net	$7,765	$(30,827)	$7,866
Other income, net in 2018 includes $5.3 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the British Pound in the period and $4.9 million of interest income, partially offset by $2.1 million related to impairments of certain equity investments and $0.7 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other expense, net, in 2017 includes expenses of $15.4 million related to the redemption of our 6.75% Senior Notes and repricing of the Term Loan, $13.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $10.3 million in net foreign currency exchange losses, and a $2.3 million other-than-temporary impairment charge related to a cost method investment resulting from of our assessment of the near-term prospects and financial condition of the investee. These expenses were partially offset by a gain on the sale of a cost method investment of $9.1 million.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30 (a)	Quarter Ended December 31 (b)
	(In thousands, except per share data)
Year Ended December 31, 2018
Revenue	$407,367	$421,196	$443,943	$457,344
Cost of revenue	93,944	97,334	107,512	111,210
Operating income	112,233	150,165	139,895	151,001
Earnings from continuing operations	99,678	131,358	127,950	113,983
Loss from discontinued operations, net of tax	—	—	(378)	—
Net earnings attributable to Match Group, Inc. shareholders	99,736	132,500	130,159	115,544
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.36	$0.48	$0.47	$0.42
Diluted (c)	$0.33	$0.45	$0.44	$0.39
Per share information attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.36	$0.48	$0.47	$0.42
Diluted (c)	$0.33	$0.45	$0.44	$0.39

Year Ended December 31, 2017
Revenue	$298,764	$309,572	$343,418	$378,907
Cost of revenue	58,848	62,665	72,044	85,942
Operating income	58,871	82,975	91,008	127,663
Earnings (loss) from continuing operations	24,555	51,544	287,771	(7,893)
(Loss) earnings from discontinued operations, net of tax	(4,491)	(71)	(85)	(1,003)
Net earnings (loss) attributable to Match Group, Inc. shareholders	20,053	51,430	287,688	(9,023)
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.10	$0.20	$1.08	$(0.03)
Diluted (c)	$0.08	$0.17	$0.98	$(0.03)
Per share information attributable to the Match Group, Inc. shareholders:
Basic (c)	$0.08	$0.20	$1.08	$(0.03)
Diluted (c)	$0.07	$0.17	$0.98	$(0.03)
______________________

(a)	Net earnings for the third quarter of 2017 was impacted by an income tax benefit of $226.2 million primarily due to excess tax deductions attributable to stock-based compensation.

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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUBSEQUENT EVENT (UNAUDITED)
On February 15, 2019, we completed a private offering of $350 million aggregate principal amount of 5.625% Senior Notes due 2029.  The proceeds from these notes were used to repay outstanding borrowings under our existing Credit Facility, to pay expenses associated with the offering, and for general corporate purposes.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2018, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2018.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2019

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Match Group and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the 2019 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2019 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2018 and 2017.
Consolidated Statement of Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements.

(2)  Consolidated Financial Statement Schedule of Match Group, Inc.

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

EXHIBIT INDEX
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated, or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	8-K	000-20570	2.1	7/17/2015
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	8-K	001-37636	3.1	11/24/2015
3.2	Amended and Restated By-laws of Match Group, Inc.	8-K	001-37636	3.1	12/7/2017
4.1	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	6/2/2016
4.2	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	4.1	11/24/2015
4.3	Indenture, dated December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	12/4/2017
10.1	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.1	11/24/2015
10.2	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.2	11/24/2015
10.3	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	10-Q	001-37636	10.1	5/10/2016
10.4	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.3	11/24/2015
10.5	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.4	11/24/2015
10.6	Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.5	11/24/2015
10.7	First Amendment to the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	8/4/2017
10.8	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.7	2/28/2017
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.8	2/28/2017
10.10	Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.1	6/21/2018
10.11	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	11/9/2017
10.12	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.2	11/9/2017
10.13	Summary of Non-Employee Director Compensation Arrangements.(1)	10-K	001-37636	10.9	3/28/2016
10.14	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	001-37636	10.11	3/28/2016

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.15	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	12/8/2016
10.16	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	8/17/2017
10.17	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	12/13/2018
10.18	Employment Agreement between Amanda W. Ginsberg and Match Group, Inc. dated as of July 20, 2018.(1)	8-K	001-37636	10.1	7/26/2018
10.19	Employment Agreement between Gary Swidler and Match Group, Inc. dated as of August 8, 2018.(1)	8-K	001-37636	10.1	8/14/2018
10.20	Employment Agreement between Jared Sine and Match Group, Inc. dated as of August 8, 2018.(1)	8-K	001-37636	10.2	8/14/2018
10.21	Employment Agreement between Sharmistha Dubey and Match Group, Inc. dated as of August 8, 2018.(1)	10-Q	001-37636	10.5	11/9/2018
10.22	Advisory Agreement between Gregory R. Blatt and Match Group, Inc. dated as of August 10, 2018.(1)	8-K	001-37636	10.1	8/10/2018
21.1	Subsidiaries of the Registrant as of December 31, 2018.					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
______________________

(1)	Reflects management contracts and management and director compensatory plans.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2019	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2019:

Signature	Title

/s/ JOSEPH LEVIN	Chairman of the Board
Joseph Levin

/s/ AMANDA W. GINSBERG	Chief Executive Officer and Director (Principal Executive Officer)
Amanda W. Ginsberg

/s/ GARY SWIDLER	Chief Financial Officer (Principal Financial Officer)
Gary Swidler

/s/ PHILIP D. EIGENMANN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ THOMAS J. McINERNEY	Director
Thomas J. McInerney

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ MARK STEIN	Director
Mark Stein

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ SAM YAGAN	Director
Sam Yagan

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2018
Allowance for doubtful accounts	$778	$83	(a)	$(15)		$(122)	(d)	$724
Deferred tax valuation allowance	24,795	22,675	(b)	(22)	(c)	—		47,448
Other reserves	2,544							3,008
2017
Allowance for doubtful accounts	$676	$427	(a)	$(47)		$(278)	(d)	$778
Deferred tax valuation allowance	23,411	1,157	(e)	227	(f)	—		24,795
Other reserves	2,822							2,544
2016
Allowance for doubtful accounts	$902	$136	(a)	$23		$(385)	(d)	$676
Deferred tax valuation allowance	22,945	(593)	(g)	1,059	(h)	—		23,411
Other reserves	2,514							2,822
______________________

(a)	Additions to the allowance for doubtful accounts are charged to expense.

(b)	Amount is primarily related to foreign tax credits and foreign interest deduction carryforwards.

(c)	Amount is related to currency translation adjustments on foreign net operating losses.

(d)	Write-off of fully reserved accounts receivable.

(e)	Amount is primarily related to an other-than-temporary impairment charge for a certain cost method investment and an increase in foreign tax loss carryforwards.

(f)	Amount is related to currency translation adjustments on foreign net operating losses.

(g)	Amount is primarily related to an other-than-temporary impairment charge for a certain cost method investment and an increase in foreign tax credits.

(h)	Amount is related to the realization of previously unbenefited losses on an available-for-sale marketable equity security included in accumulated other comprehensive loss.