Form 10-Q
period 2019-03-31
Match Group, Inc.
filed 2019-05-09
CIK 1575189

As filed with the Securities and Exchange Commission on May 9, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	MTCH	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
As of May 3, 2019, the following shares of the registrant’s common stock were outstanding:

Common Stock	71,206,321
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	281,125,723
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 3, 2019 was $3,379,581,898. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be shares held by affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$224,855	$186,947
Accounts receivable, net of allowance of $721 and $724, respectively	147,115	99,052
Other current assets	59,569	57,766
Total current assets	431,539	343,765
Right of use assets	49,668	—
Property and equipment, net of accumulated depreciation and amortization of $116,454 and $113,025, respectively	60,078	58,351
Goodwill	1,242,507	1,244,758
Intangible assets, net of accumulated amortization of $12,197 and $11,843, respectively	236,391	237,640
Deferred income taxes	165,803	134,347
Long-term investments	9,076	9,076
Other non-current assets	22,449	25,124
TOTAL ASSETS	$2,217,511	$2,053,061
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$16,799	$9,528
Deferred revenue	219,739	209,935
Accrued expenses and other current liabilities	144,186	135,971
Total current liabilities	380,724	355,434
Long-term debt, net	1,601,656	1,515,911
Income taxes payable	12,739	13,918
Deferred income taxes	20,091	20,174
Other long-term liabilities	58,064	21,760
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 74,767,764 and 71,513,087 shares issued; and 71,260,240 and 68,460,563 shares outstanding at March 31, 2019 and December 31, 2018, respectively	75	72
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(136,151)	(57,575)
Retained earnings	576,812	453,778
Accumulated other comprehensive loss	(137,948)	(137,166)
Treasury stock; 3,507,524 and 3,052,524 shares, respectively	(158,761)	(133,455)
Total Match Group, Inc. shareholders’ equity	144,237	125,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,217,511	$2,053,061
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenue	$464,625	$407,367
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	120,224	93,944
Selling and marketing expense	118,663	118,171
General and administrative expense	54,394	42,761
Product development expense	44,274	31,869
Depreciation	7,831	8,147
Amortization of intangibles	411	242
Total operating costs and expenses	345,797	295,134
Operating income	118,828	112,233
Interest expense	(22,086)	(17,806)
Other expense, net	(1,488)	(7,221)
Earnings before income taxes	95,254	87,206
Income tax benefit	27,780	12,472
Net earnings	123,034	99,678
Net loss attributable to noncontrolling interests	—	58
Net earnings attributable to Match Group, Inc. shareholders	$123,034	$99,736

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.44	$0.36
Diluted	$0.42	$0.33

Stock-based compensation expense by function:
Cost of revenue	$1,265	$633
Selling and marketing expense	1,396	892
General and administrative expense	9,771	7,660
Product development expense	15,565	7,778
Total stock-based compensation expense	$27,997	$16,963
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net earnings	$123,034	$99,678
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(782)	30,601
Total other comprehensive (loss) income	(782)	30,601
Comprehensive income	122,252	130,279
Comprehensive income attributable to noncontrolling interests	—	(146)
Comprehensive income attributable to Match Group, Inc. shareholders	$122,252	$130,133

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2019 and 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2018	$—	$72	71,513	$210	209,919	$(57,575)	$453,778	$(137,166)	$(133,455)	$125,864
Net earnings for the three months ended March 31, 2019	—	—	—	—	—	—	123,034	—	—	123,034
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(782)	—	(782)
Stock-based compensation expense	—	—	—	—	—	27,997	—	—	—	27,997
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	3,032	—	—	(106,532)	—	—	—	(106,529)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	223	—	—	(41)	—	—	—	(41)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(25,306)	(25,306)
Balance as of March 31, 2019	$—	$75	74,768	$210	209,919	$(136,151)	$576,812	$(137,948)	$(158,761)	$144,237

Balance as of December 31, 2017	$6,056	$64	64,370	$210	209,919	$81,082	$532,211	$(112,318)	$—	$501,249
Net (loss) earnings for the three months ended March 31, 2018	(58)	—	—	—	—	—	99,736	—	—	99,736
Other comprehensive income, net of tax	204	—	—	—	—	—	—	30,397	—	30,397
Stock-based compensation expense	—	—	—	—	—	16,963	—	—	—	16,963
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,032	—	—	(72,106)	—	—	—	(72,103)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	1,110	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(37,937)	(37,937)
Balance as of March 31, 2018	$6,202	$68	67,512	$210	209,919	$25,938	$631,947	$(81,921)	$(37,937)	$538,305

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$123,034	$99,678
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	27,997	16,963
Depreciation	7,831	8,147
Amortization of intangibles	411	242
Deferred income taxes	(31,463)	(16,511)
Acquisition-related contingent consideration fair value adjustments	—	156
Other adjustments, net	2,555	8,280
Changes in assets and liabilities
Accounts receivable	(48,097)	(7,652)
Other assets	2,616	(9,472)
Accounts payable and other liabilities	3,422	11,548
Income taxes payable and receivable	(5,534)	(4,879)
Deferred revenue	9,766	15,778
Net cash provided by operating activities	92,538	122,278
Cash flows from investing activities:
Capital expenditures	(9,931)	(5,045)
Other, net	1,117	38
Net cash used in investing activities	(8,814)	(5,007)
Cash flows from financing activities:
Borrowings under the Credit Facility	40,000	—
Proceeds from Senior Notes offering	350,000	—
Principal payments on Credit Facility	(300,000)	—
Debt issuance costs	(5,542)	(73)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(106,604)	(72,103)
Purchase of treasury stock	(24,186)	(32,465)
Acquisition-related contingent consideration payments	—	(185)
Other, net	27	(43)
Net cash used in financing activities	(46,305)	(104,869)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	488	2,489
Net increase in cash, cash equivalents, and restricted cash	37,907	14,891
Cash, cash equivalents, and restricted cash at beginning of period	187,140	272,761
Cash, cash equivalents, and restricted cash at end of period	$225,047	$287,652
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc. is a leading provider of dating products available in over 40 languages to our users all over the world. Our portfolio of brands includes Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs, and Hinge, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
As of March 31, 2019, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.4% and 97.5%, respectively.
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
For the purposes of these consolidated financial statements, income taxes have been computed for Match Group on an as if stand-alone, separate tax return basis.
Accounting for Investments and Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other expense, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer; value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative indicators or events that indicate possible impairment. Factors we consider in making this determination include negative change in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other expense, net.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: contingencies; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of cash equivalents and equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Recent Accounting Pronouncements Adopted by the Company
The Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of right of use assets (the “ROU assets”) and related lease liabilities of $53.0 million and $57.9 million, respectively, as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows. In addition, the adoption of ASC 842 did not impact the leverage calculations set forth in the agreements governing the outstanding debt or credit agreements of the Company, because, in each circumstance, the leverage calculations are not affected by the lease liabilities that were recorded upon adoption of ASC 842.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See “Note 3—Leases” for additional information on the adoption of ASC 842.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—REVENUE RECOGNITION
General Revenue Recognition
Revenue is recognized when control of the promised services are transferred to our customers, and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2018 was $209.9 million. During the three months ended March 31, 2019, the Company recognized $158.7 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current deferred revenue balance at March 31, 2019 is $219.7 million. At March 31, 2019 and December 31, 2018, there was no non-current portion of deferred revenue.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Direct Revenue:
North America	$237,773	$211,357
International	216,189	181,380
Total Direct Revenue	453,962	392,737
Indirect Revenue (principally advertising revenue)	10,663	14,630
Total Revenue	$464,625	$407,367

NOTE 3—LEASES
The Company leases office space, data center facilities, and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. Several of these lease agreements relate to properties owned by IAC. See “Note 11—Related Party Transactions” for additional information on the intercompany lease agreements. The Company does not have any financing leases.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s respective incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option. Leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the accompanying consolidated balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease.
Variable lease payments consist primarily of common area maintenance, utilities, and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Leases	Balance Sheet Classification	March 31, 2019
		(In thousands)
Assets:
Right of use assets	Right of use assets	$49,668

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$13,490
Long-term lease liabilities	Other long-term liabilities	40,228
Total lease liabilities		$53,718

Lease Cost	Income Statement Classification	Three Months Ended March 31, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$832
Fixed lease cost	General and administrative expense	3,765
Total fixed lease cost(a)		4,597

Variable lease cost	Cost of revenue	91
Variable lease cost	General and administrative expense	708
Total variable lease cost		799
Net lease cost		$5,396
______________________

(a)	Includes approximately $0.7 million of short-term lease cost and $0.1 million of sublease income.
Maturities of lease liabilities(b):

March 31, 2019
(In thousands)
2019	$11,689
2020	15,467
2021	13,781
2022	7,955
2023	3,380
After 2023	8,633
Total	60,905
Less: Interest	(7,187)
Present value of lease liabilities	$53,718
______________________

(b)	Operating lease payments exclude $22.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following are the weighted average assumptions used for operating lease term and discount rate:

March 31, 2019
Remaining lease term	4.6 years
Discount rate	5.05%

Three Months Ended March 31, 2019
(In thousands)
Other information:
ROU assets obtained in exchange for lease liabilities	$36
Cash paid for amounts included in the measurement of lease liabilities	$4,850

NOTE 4—INCOME TAXES
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
For the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit from continuing operations of $27.8 million and $12.5 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2015 has been extended to December 31, 2019. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2019 and December 31, 2018, unrecognized tax benefits, including interest and penalties, are $36.5 million and $37.6 million, respectively. At both March 31, 2019 and December 31, 2018, approximately $22.6 million was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2019 are subsequently recognized, $34.7 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $35.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $16.6 million by March 31, 2020 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
NOTE 5—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2019 and December 31, 2018, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $9.1 million and is included in “Long-term investments” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values, since the adoption of ASU 2016-01 on January 1, 2018 through March 31, 2019, were $2.1 million. For both the three months ended March 31, 2019 and 2018, there were no adjustments to the carrying value of equity securities without readily determinable fair values held.
For all equity securities without readily determinable fair values as of March 31, 2019 and December 31, 2018, the Company has elected the measurement alternative. As of March 31, 2019, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$67,041	$—	$—	$67,041
Time deposits	—	20,000	—	20,000
Total	$67,041	$20,000	$—	$87,041

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$72,546	$—	$—	$72,546

Liabilities:
Contingent consideration arrangement	$—	$—	$(1,974)	$(1,974)

The Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at January 1	$(1,974)	$(2,647)
Total net losses:
Fair value adjustments	—	(156)
Included in other comprehensive loss	(14)	(110)
Settlements	1,988	948
Balance at March 31	$—	$(1,965)

Contingent consideration arrangements
As of March 31, 2019, there are no contingent consideration arrangements related to business acquisitions. The contingent consideration arrangement liability at December 31, 2018 of $2.0 million is included in “Accrued expenses and other current liabilities.”

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are adjusted to fair value only when an impairment charge is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(1,601,656)	$(1,654,734)	$(1,515,911)	$(1,513,683)

______________________

(a)
At March 31, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $23.3 million and $19.1 million, respectively.

At March 31, 2019 and December 31, 2018, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, we considered the Company’s $500 million revolving credit facility (the “Credit Facility”), which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the Credit Facility were repaid with a portion of the net proceeds from the 5.625% Senior Notes issued on February 15, 2019. See “Note 6—Long-term Debt, net” for additional information on the repayment of the Credit Facility.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2019	December 31, 2018
	(In thousands)
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022 (the “Term Loan”)	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15, commencing August 15, 2019	350,000	—
Total debt	1,625,000	1,535,000
Less: Unamortized original issue discount	7,023	7,352
Less: Unamortized debt issuance costs	16,321	11,737
Total long-term debt, net	$1,601,656	$1,515,911

Senior Notes:
The 5.625% Senior Notes were issued on February 15, 2019. The proceeds from these notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 5.625% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 5.00% Senior Notes were issued on December 4, 2017. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 5.00% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The 6.375% Senior Notes were issued on June 1, 2016. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 6.375% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2019, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% Senior Notes and generally only limits the Company’s and its subsidiaries’ ability to,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
The 5.00%, 5.625%, and 6.375% Senior Notes rank equally in right of payment.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At both March 31, 2019 and December 31, 2018, the outstanding balance on the Term Loan was $425 million and the loan bears interest at LIBOR plus 2.50%. The interest rate of the Term Loan was 5.08% and 5.09% at March 31, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
As of March 31, 2019, the Company has a $500 million revolving credit facility that expires on December 7, 2023. At March 31, 2019, there were no outstanding borrowings under the Credit Facility. At December 31, 2018, the outstanding balance on the Credit Facility was $260 million, which bore interest at LIBOR plus 1.50%, or 3.97%, and was repaid with a portion of the net proceeds from the issuance of the 5.625% Senior Notes, described above. The annual commitment fee on undrawn funds based on the current leverage ratio is 25 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the Credit Agreement).
There are additional covenants under the Credit Facility and the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Term Loan remains outstanding, these same covenants under the Credit Agreement are more restrictive than the covenants that are applicable to the Credit Facility. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 5.00%, 5.625%, and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three months ended March 31, 2019 and 2018, the Company’s accumulated other comprehensive (loss) income relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at January 1	$(137,166)	$(112,318)
Other comprehensive (loss) income	(782)	30,397
Balance at March 31	$(137,948)	$(81,921)

At both March 31, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$123,034	$123,034	$99,678	$99,678
Net loss attributable to noncontrolling interests	—	—	58	58
Impact from subsidiaries' dilutive securities	—	(88)	—	—
Net earnings attributable to Match Group, Inc. shareholders	$123,034	$122,946	$99,736	$99,736

Denominator
Basic weighted average common shares outstanding	279,583	279,583	275,270	275,270
Dilutive securities(a)(b)	—	16,541	—	22,870
Dilutive weighted average common shares outstanding	279,583	296,124	275,270	298,140

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.44	$0.42	$0.36	$0.33
______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity or vesting of restricted stock units. For the three months ended March 31, 2019 and 2018, 1.0 million and 0.8 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For three months ended March 31, 2019 and 2018, 1.6 million and 1.8 million shares, respectively, underlying market-based awards, PSOs, and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$224,855	$186,947	$287,510	$272,624
Restricted cash included in other current assets	192	193	142	137
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$225,047	$187,140	$287,652	$272,761

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 4—Income Taxes” for additional information related to income tax contingencies.
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
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC
In connection with the IPO in November 2015, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the three months ended March 31, 2019 and 2018, the Company incurred $1.9 million and $1.8 million pursuant to the services agreement. Included in these amounts for the three months ended March 31, 2019 is $1.4 million and for the three months ended March 31, 2018 is $1.3 million for the leasing of office space for certain of our businesses at properties owned by IAC. All such amounts were paid in full by the Company at March 31, 2019.
At March 31, 2019, $17.0 million of both the ROU assets and the lease liabilities represented leases between the Company and IAC.
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
During the three months ended March 31, 2019 and 2018, 0.2 million and 1.1 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes less than 0.1 million and 0.8 million shares, respectively, issued during the three months ended March 31, 2019 and 2018, as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and 0.2 million and 0.3 million shares, respectively, during the three months ended March 31, 2019 and 2018, issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services (including transaction-related costs for acquisitions) and facilities costs.

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
Long-term debt:

•
Credit Facility - The Company’s $500 million revolving credit facility, which matures on December 7, 2023, and currently bears interest at LIBOR plus 1.50%. At March 31, 2019, $500 million is available under the Credit Facility.

•
Term Loan - The Company’s seven-year term loan due November 16, 2022. The Term Loan bears interest at LIBOR plus 2.50%. The current rate at March 31, 2019 is 5.08%. At March 31, 2019, $425 million is outstanding.

•
6.375% Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At March 31, 2019, $400 million aggregate principal amount is outstanding.

•
5.00% Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At March 31, 2019, $450 million aggregate principal amount is outstanding.

•
5.625% Senior Notes - The Company’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, commencing on August 15, 2019, which were issued on February 15, 2019. At March 31, 2019, $350 million aggregate principal amount is outstanding.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.

Management Overview
Match Group, Inc. is a leading provider of dating products available in over 40 languages to our users all over the world. Our portfolio of brands includes Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs, and Hinge, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
2019 Developments
On February 15, 2019, we issued $350 million aggregate principal amount of the 5.625% Senior Notes.  The proceeds from the issuance of the 5.625% Senior Notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes.
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
First Quarter March 31, 2019 Consolidated Results
For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, revenue, operating income, and Adjusted EBITDA grew 14%, 6%, and 13%, respectively, primarily due to strong contributions from Tinder. Operating income grew slower than revenue due to $11.0 million higher stock-based compensation expense, primarily as a result of $9.4 million in expense related to the vesting of certain awards for which the market condition was met. Adjusted EBITDA growth was impacted by higher cost of revenue, due to in-app purchase fees, as revenue is increasingly sourced through mobile app stores, and higher legal costs, partially offset by lower selling and marketing expense as a percentage of revenue.

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018
Revenue

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(In thousands, except ARPU)
Direct Revenue:
North America	$237,773	$26,416	12%	$211,357
International	216,189	34,809	19%	181,380
Total Direct Revenue	453,962	61,225	16%	392,737
Indirect Revenue	10,663	(3,967)	(27)%	14,630
Total Revenue	$464,625	$57,258	14%	$407,367

Percentage of Total Revenue:
Direct Revenue:
North America	51%			52%
International	47%			44%
Total Direct Revenue	98%			96%
Indirect Revenue	2%			4%
Total Revenue	100%			100%

Average Subscribers:
North America	4,361	385	10%	3,976
International	4,252	795	23%	3,457
Total	8,613	1,180	16%	7,433

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.60		2%	$0.58
International	$0.56		(3)%	$0.57
Total	$0.58	$—	—%	$0.58
International Direct Revenue grew $34.8 million, or 19%, in 2019 versus 2018, primarily driven by 23% growth in Average Subscribers, partially offset by a 3% decrease in ARPU. North America Direct Revenue grew $26.4 million, or 12%, in 2019 versus 2018, driven by 10% growth in Average Subscribers and 2% growth in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder. North America ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased additional à la carte features. International ARPU was unfavorably impacted by the strength of the U.S. dollar relative to the Euro, British pound (“GBP”), and certain other currencies.
Indirect Revenue decreased $4.0 million primarily due to a lower price per impression received from an advertising network provider and lower impressions at most brands.

Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue	$120,224	$26,280	28%	$93,944
Percentage of revenue	26%			23%
Cost of revenue increased primarily due to the increase in in-app purchase fees of $21.3 million, as revenue is increasingly sourced through mobile app stores; an increase in hosting fees of $3.6 million; and an increase in compensation expense of $2.3 million.
Selling and marketing expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$118,663	$492	—%	$118,171
Percentage of revenue	26%			29%
Selling and marketing expense was flat compared to the prior year quarter but declined as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.
General and administrative expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$54,394	$11,633	27%	$42,761
Percentage of revenue	12%			10%
General and administrative expense increased, driven primarily by an increase of $5.2 million in legal and other professional fees, an increase in compensation of $3.1 million related to additional stock-based compensation from new equity awards issued since the prior year period and an increase in headcount, and an increase in rent expense of $1.0 million due to growth at Tinder.
Product development expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$44,274	$12,405	39%	$31,869
Percentage of revenue	10%			8%
Product development expense increased driven primarily by an increase of $11.6 million in compensation, including an increase of $7.8 million in stock-based compensation expense, primarily due to the vesting of certain awards for which the market condition was met, and increased headcount at Tinder.

Depreciation

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$7,831	$(316)	(4)%	$8,147
Percentage of revenue	2%			2%
Depreciation decreased primarily due to certain internally developed software being fully depreciated.
Operating income and Adjusted EBITDA

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Operating income	$118,828	$6,595	6%	$112,233
Percentage of revenue	26%			28%

Adjusted EBITDA	$155,067	$17,326	13%	$137,741
Percentage of revenue	33%			34%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
Operating income and Adjusted EBITDA increased 6% and 13%, respectively, primarily driven by revenue growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher cost of revenue, due to in-app purchase fees, as revenue is increasingly sourced through mobile app stores, and higher legal costs and other professional fees. Operating income was further impacted by higher stock-based compensation expense as a percentage of revenue primarily due to the vesting of certain awards for which the market condition was met, resulting in reduced growth compared to Adjusted EBITDA.
At March 31, 2019, there was $136.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.
Interest expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$22,086	$4,280	24%	$17,806
Interest expense increased primarily due to the issuance of the 5.625% Senior Notes in February 2019, a higher LIBOR rate in the current year, and interest on the Credit Facility which was drawn for a portion of the current quarter.
Other expense, net

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other expense, net	$(1,488)	$5,733	(79)%	$(7,221)
Other expense, net, in 2019 includes expenses of $1.7 million in net foreign currency exchange losses due primarily to the weakening of the Euro and U.S. dollar relative to the GBP during the three months ended March

31, 2019 and $0.6 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument, partially offset by interest income of $0.6 million.
Other expense, net, in 2018 includes expenses of $7.3 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to GBP during the three months ended March 31, 2018, partially offset by interest income of $0.8 million.
Income tax benefit

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$27,780	$15,308	123%	$12,472
Effective income tax rate	NM			NM
________________________
NM = not meaningful
The income tax benefits in 2019 and 2018, despite pre-tax income, are due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For further details of income tax matters see “Note 4—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Related party transactions
For discussions of related party transactions see “Note 11—Related Party Transactions” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

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
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, and technology, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$123,034	$99,736
Add back:
Net loss attributable to noncontrolling interests	—	(58)
Income tax benefit	(27,780)	(12,472)
Other expense, net	1,488	7,221
Interest expense	22,086	17,806
Operating Income	118,828	112,233
Stock-based compensation expense	27,997	16,963
Depreciation	7,831	8,147
Amortization of intangibles	411	242
Acquisition-related contingent consideration fair value adjustments	—	156
Adjusted EBITDA	$155,067	$137,741
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, respectively:

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands, except ARPU)
Revenue, as reported	$464,625	$57,258	14%	$407,367
Foreign exchange effects	18,009
Revenue excluding foreign exchange effects	$482,634	$75,267	18%	$407,367

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.58		—%	$0.58
Foreign exchange effects	0.02
ARPU, excluding foreign exchange effects	$0.60		4%	$0.58

International ARPU, as reported	$0.56		(3)%	$0.57
Foreign exchange effects	0.04
International ARPU, excluding foreign exchange effects	$0.60		5%	$0.57

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents:
United States	$115,499	$83,851
All other countries	109,356	103,096
Total cash and cash equivalents	$224,855	$186,947

Long-term debt:
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes	400,000	400,000
5.00% Senior Notes	450,000	450,000
5.625% Senior Notes	350,000	—
Total long-term debt	1,625,000	1,535,000
Less: Unamortized original issue discount	7,023	7,352
Less: Unamortized debt issuance costs	16,321	11,737
Total long-term debt, net	$1,601,656	$1,515,911
Long-term Debt
For a detailed description of long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
IAC Subordinated Loan Facility:
The Company has an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan, and the 5.00%, 5.625%, and 6.375% Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At March 31, 2019, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$92,538	$122,278
Net cash used in investing activities	(8,814)	(5,007)
Net cash used in financing activities	(46,305)	(104,869)

2019
Net cash provided by operating activities in 2019 includes adjustments to earnings of $31.5 million related to deferred income taxes related to the net operating loss created by settlement of stock-based awards and adjustments to earnings of $28.0 million of stock-based compensation expense and $7.8 million of depreciation. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $48.1 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019, and a decrease from income taxes payable and receivable of $5.5 million due primarily to tax payments in excess of tax accruals in foreign jurisdictions. These changes were partially offset by an increase in deferred revenue of $9.8 million, due mainly to growth in subscription sales and an increase in accounts payable and other liabilities of $3.4 million, due mainly to the timing of payments, including interest payments.
Net cash used in investing activities in 2019 consists primarily of capital expenditures of $9.9 million that are primarily related to computer hardware and internal development of software to support our products and services.
Net cash used in financing activities in 2018 is primarily due to cash payments of $300 million for the repayment of borrowings under the Credit Facility, $106.6 million for withholding taxes paid on behalf of employees for net settled equity awards, and purchases of treasury stock of $24.2 million. Partially offsetting these payments were proceeds of $350.0 million from the issuance of the 5.625% Senior Notes and proceeds of $40.0 million from borrowings under the Credit Facility.
2018
Net cash provided by operating activities in 2018 includes adjustments to earnings of $17.0 million of stock-based compensation expense, $8.1 million of depreciation, and $8.3 million of other adjustments that consist primarily of net foreign currency losses of $7.2 million and non-cash interest expenses of $1.1 million. Partially offsetting these adjustments was deferred income taxes of $16.5 million primarily related to the net operating loss created by settlement of stock-based awards. The increase in cash from changes in working capital primarily consists of an increase in deferred revenue of $15.8 million, due mainly to growth in subscription sales, and an increase in accounts payable and other liabilities of $11.5 million, due mainly to the timing of payments, including interest payments. These increases were partially offset by decreases in cash from other assets of $9.5 million primarily related to the prepayment of hosting services, increases in accounts receivable of $7.7 million primarily related to the growth in revenue and a decrease in income taxes payable and receivable of $4.9 million due primarily to the timing of tax payments.
Net cash used in investing activities in 2018 consists primarily of capital expenditures of $5.0 million that are primarily related to computer hardware and internal development of software to support our products and services.
Net cash used in financing activities in 2018 is primarily due to cash payments of $72.1 million for withholding taxes paid on behalf of employees for net settled stock awards and the purchase of treasury stock of $32.5 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. The Company has a $500 million Credit Facility that expires on December 7, 2023. At March 31, 2019, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2019 capital expenditures will be approximately $40 million, an increase compared to 2018 capital expenditures, primarily related to additional leasehold improvements as Tinder expands office space.
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
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. During the three months ended March 31, 2019, we repurchased 0.5 million shares for $25.3 million. Additionally, from April 1 to May 3, we purchased approximately 0.2 million shares for $9.6 million. As of May 3, 2019, a total of 2.3 million shares remain available for repurchase under the previously announced repurchase program.
The Company currently settles substantially all equity awards on a net basis.  Assuming all equity awards outstanding on May 3, 2019 were net settled, we would issue 8.6 million common shares (of which 2.0 million are related to vested shares and 6.6 million are related to unvested shares) and, assuming at 50% withholding rate, would remit $530.0 million in cash for withholding taxes (of which $124.0 million is related to vested shares and $406.0 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $530.0 million employee withholding tax obligation, 8.6 million additional shares would be issued by the Company.
The Company does not currently expect to be a material U.S. federal cash income tax payer until 2021. The ultimate timing is dependent primarily on the performance of the Company and the amount and timing of tax deductions related to stock-based awards. At March 31, 2019 all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of March 31, 2019, IAC owns 80.4% of our outstanding shares of capital stock and has 97.5% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our Board of Directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$87,901	$179,385	$578,226	$1,401,188	$2,246,700
Operating leases(c)	17,120	33,482	16,283	16,956	83,841
Purchase obligation(d)	23,727	23,898	—	—	47,625
Total contractual obligations	$128,748	$236,765	$594,509	$1,418,144	$2,378,166
_______________________________________________________________________________

(a)
The Company has excluded $34.7 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 4—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at March 31, 2019 consists of the 6.375%, 5.00%, and 5.625% Senior Notes of $400 million, $450 million, and $350 million, respectively, which bear interest at fixed rates, and the Term Loan balance of $425 million which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 2.50%, or 5.08% at March 31, 2019. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

(c)
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 3—Leases” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

(d)	The purchase obligations consist primarily of a web hosting commitment.
We also had $0.1 million of letters of credit and surety bonds outstanding as of March 31, 2019 that could potentially require performance by the Company in the event of demands by third parties or contingent events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At March 31, 2019, the Company’s outstanding long-term debt was $1.6 billion, of which $1.2 billion of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $74.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Term Loan bears interest at a variable rate, which is LIBOR plus 2.50%. As of March 31, 2019, the rate in effect was 5.08%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance at March 31, 2019.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and GBP.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three months ended March 31, 2019, the impact on revenue for all foreign currencies was unfavorable by $18.0 million compared to the comparable prior year period due to the Euro, GBP, and certain other currencies. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange losses included in the Company’s earnings for the three months ended March 31, 2019 and 2018 were $1.7 million and $7.3 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The losses in 2018 are primarily related to a U.S. dollar denominated intercompany loan for which the receivable is held by a foreign subsidiary with a GBP functional currency, which was settled in December 2018. As the U.S. Dollar fluctuates against GBP, this intercompany loan experienced volatility, which resulted in foreign currency exchange gains or losses.
Historically, the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Match Group management, including our principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Bumble Claims against Match Group, LLC
On March 28, 2018, Bumble and its parent company filed a lawsuit against Match Group, LLC (“Match”) in state court in Texas. See Bumble Trading Inc. and Bumble Holding, Ltd. v. Match Group, LLC, No. DC-18-04140 (160th Judicial District Court of Texas, County of Dallas). The petition alleged that Match wrongfully obtained confidential information from the plaintiffs in connection with a potential Bumble sale process and filed an intellectual property lawsuit in federal court against Bumble in bad faith to undermine that process. The petition asserted claims for tortious interference with business relationships, fraud, misappropriation of trade secrets, unfair competition, promissory estoppel, and disparagement. The petition sought damages in excess of $400 million and an injunction against interference with the plaintiffs’ prospective business relationships or use of their confidential information. Match removed the case to federal court, and the case was later transferred to the federal court where Match’s intellectual property lawsuit against Bumble is pending. See Match Group, LLC v. Bumble Trading Inc., No. 6-18-cv-80 (U.S. District Court, Western District of Texas).  On February 28, 2019, Match and Bumble entered into an agreement pursuant to which Bumble dismissed, with prejudice, all allegations in its petition, and Match dismissed, with prejudice, its patent infringement claim based upon its design patent (U.S. Patent D798,314).  Under the agreement, Match also dismissed, without prejudice, its remaining claims and counterclaims asserted in response to Bumble’s lawsuit.  On March 5, 2019, the court entered an agreed dismissal closing the case brought by Bumble.

On April 10, 2019, Bumble alleged various counterclaims in Match’s intellectual property lawsuit, including claims for fraud, negligent misrepresentation, unfair competition, promissory estoppel, and interference with prospective business relations, based upon the allegation that Match and IAC/InterActiveCorp misled Bumble in its sale process by falsely representing they would make a higher offer to purchase Bumble. On May 1, 2019, Match and IAC filed a motion to dismiss those counterclaims.  We believe that Bumble’s counterclaims are not material to Match and are without merit and will continue to vigorously defend against them.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. On December 17, 2018, Plaintiffs filed their opposition to the motion to dismiss. On January 15, 2019, the defendants filed their reply brief. On March 6, 2019, the court heard oral argument on the motion. The motion remains pending, and discovery in the case is proceeding. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating products, our ability to attract users to our dating products through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating products through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions and certain risks relating to our relationship with IAC/InterActiveCorp (“IAC”), among other risks.

Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2018. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate.  Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report.  Match Group does not undertake to update these forward-looking statements.
We are including the following revised risk factors, which supersede the corresponding risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and should be read in conjunction with Part I “Item 1A. Risk Factors” of our annual report on Form 10-K:
Risks relating to our business
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
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide our services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, in February 2019, the Secretary of State for Digital, Culture, Media and Sport of the United Kingdom,

indicated in public comments that his office intends to inquire as to the measures utilized by online dating platforms, including Tinder, to prevent access by underage users. In addition, on April 8, 2019, the United Kingdom published proposed legislation, which would establish a new regulatory body to establish duties of care for internet companies and to assess compliance with these duties of care. Under the proposed law, failure to comply could result in fines, blocking of services and personal liability for senior management. To the extent such new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected.
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
There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016 the European Commission adopted the General Data Protection Act (“GDPR”), a comprehensive European Union (“EU”) privacy and data protection reform that became effective in May 2018. The act applies to companies established in the European Union or otherwise providing services or monitoring the behavior of people located in the European Union and which provides for significant penalties in case of non-compliance. GDPR will continue to be interpreted by EU data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies. In addition, Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, certain developing countries in which we do business have already or are also currently considering adopting privacy and data protection laws and regulations. Legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress, such as the American Data Dissemination Act, which was introduced in February 2019 by Senator Marco Rubio, as well as various U.S. state legislatures, including the California Consumer Privacy Act of 2018, which was signed into law on June 28, 2018 and comes into effect on January 1, 2020. Additionally, the Federal Trade Commission has also increased its focus on privacy and data security practices at digital companies and is reported to be in the process of levying a first-of-its kind, multi-billion dollar fine against Facebook for privacy violations.
While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult to achieve and we could be subject to fines and penalties in the event of non-compliance.
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
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, on April 11, 2018, the Allow States and Victims to Fight Online Sex Trafficking Act became effective in the United States and allows victims of sex trafficking crimes, as well as other state and local authorities, to seek redress from platforms in certain circumstances in connection with sex trafficking of individuals online. The European Union and the United Kingdom have also launched consultations, and the United Kingdom has released its Online Harms White Paper, which proposed legislation that would expose platforms to similar or more expansive liability. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Our brands are available in over 40 different languages all over the world. Our international revenue represented 50%, 46%, 51% and 49% of our total revenue for the fiscal years ended December 31, 2018 and 2017 and the fiscal quarters ended March 31, 2019 and 2018, respectively, and we have implemented organizational changes to further expand our business in such regions.
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
As of March 31, 2019, IAC owned 16,036,511 shares of our common stock and 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock. IAC’s ownership of our outstanding common stock and Class B common stock represents approximately 80.4% of our outstanding shares of capital stock and approximately 97.5% of the combined voting power of our outstanding capital stock. As long as IAC owns shares of our capital stock representing a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder. As a result, IAC has the ability to control significant corporate activities, including:

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

In addition, pursuant to an investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to an employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our agreements with IAC, see “Note 15-Related Party Transactions” to the consolidated financial statements included in “Item 8-Consolidated Financial Statements” of our annual report on Form 10-K for the fiscal year ended December 31, 2018.
In addition, because of our relationship with IAC, credit rating agencies have considered, and could continue to consider, IAC’s creditworthiness when determining a corporate credit rating for us or credit ratings for our debt. Accordingly, the activities of, or developments at, IAC that are outside of our control could have a negative impact on such credit ratings. A lowering of our corporate credit ratings or the credit ratings assigned to our debt could harm our ability to incur additional debt on acceptable terms. Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described herein and in “Item 1A-Risk Factors-Risks relating to ongoing relationship with IAC” of our annual report on Form 10-K for the fiscal year ended December 31, 2018 relating to IAC’s control of us and the potential conflicts of interest between IAC and us.
In order to preserve the ability of IAC to distribute its shares of our capital stock on a tax-free basis, and to maintain tax consolidation with IAC for U.S. federal income tax purposes, we may be prevented from pursuing opportunities to raise capital, effectuate acquisitions or provide equity incentives to our employees, and our ability to manage our capital structure may also be adversely impacted, all of which could hurt our ability to grow.
Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our nonvoting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. As of the date of this report, IAC has advised us that it does not have any present intention or plans to undertake such a tax-free distribution. However, IAC does currently intend to use its majority voting interest to retain its ability to engage in such a transaction. In addition, IAC must maintain ownership of at least 80% of our outstanding capital stock in order to maintain tax consolidation with us for U.S. federal income tax purposes. As of the date of this report, IAC has advised us that it currently intends to take such actions, or cause Match Group to take such actions, as may be necessary in order to preserve tax consolidation. Each of these intentions may cause IAC to not support transactions we wish to pursue that involve issuing shares of our capital stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees, and may also otherwise impact our overall capital management strategy. The inability to pursue any such transactions or any reduced flexibility in the management of our capital structure, may adversely affect our business, financial condition and results of operations. See “Item 1A-Risk Factors-Risks relating to ongoing relationship with IAC-IAC controls our company and will have the ability to control the direction of our business” and “-IAC’s interests may conflict with our interests and the interests of our stockholders” of our annual report on Form 10-K for the fiscal year ended December 31, 2018. Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
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
Under the tax sharing agreement, we generally will be responsible for any taxes and related amounts imposed on IAC or us that arise from the failure of a future spin-off of IAC’s interest in us to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 368(a)(1)(D) and/or

Section 355 of the Internal Revenue Code of 1986, as amended, of the Code, to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant representations and covenants made by us in the tax sharing agreement or any representation letter provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of such spin-off, or (ii) an acquisition of our equity securities.
To preserve the tax-free treatment of any potential future spin-off by IAC of its interest in us, and in addition to our indemnity obligation described above, the tax sharing agreement will restrict us, for the two-year period following any such spin-off, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of shares of our stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing our shares other than in certain open-market transactions, (iv) ceasing to actively conduct our businesses or (v) taking or failing to take any other action that prevents the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 368(a)(1)(D) and/or Section 355 of the Code. In addition, the tax sharing agreement provides that, without IAC’s prior written consent, we may not take any action that could reasonably be expected to (i) cause IAC to cease to have “control” of us within the meaning of Section 386(c) of the Code or (ii) result in the loss of IAC’s tax consolidation with us for U.S. federal income tax purposes.
These indemnity obligations and other limitations could have an adverse effect on our business, financial condition and results of operations.
Future sales or distributions of our shares by IAC could depress our common stock price.
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds (16,036,511 shares of our common stock and 209,919,402 shares of our Class B common stock, representing all of our outstanding Class B common stock, as of Mach 31, 2019). As of the date of this annual report, IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution; however, any sales by IAC in the public market or distributions to its stockholders of substantial amounts of our stock in the form of common stock or Class B common stock, or the filing by IAC of a registration statement relating to a substantial amount of our stock, could depress the price of our common stock.
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
On March 31, 2019, 10,958 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On March 31, 2019, 212,276 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2019	—	$—	—	2,947,476
February 2019	130,000	$56.83	130,000	2,817,476
March 2019	325,000	$55.13	325,000	2,492,476
Total	455,000	$55.62	455,000	2,492,476
______________________

(1)	Reflects repurchases made pursuant to the 6 million share repurchase authorization previously announced in May 2017, which has no expiration.

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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Indenture, dated as of February 15, 2019, between Match Group, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-37636	4.1	2/15/2018
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2019	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	May 9, 2019
Gary Swidler