Form 10-Q
period 2019-06-30
Match Group, Inc.
filed 2019-08-09
CIK 1575189

As filed with the Securities and Exchange Commission on August 8, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-37636

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4278917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas 75231
(Address of registrant’s principal executive offices)
(214) 576-9352
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	MTCH	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of August 2, 2019, the following shares of the registrant’s common stock were outstanding:

Common Stock	71,058,751
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	280,978,153

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$266,374	$186,947
Accounts receivable, net of allowance of $904 and $724, respectively	160,622	99,052
Other current assets	78,115	57,766
Total current assets	505,111	343,765
Right-of-use assets	46,879	—
Property and equipment, net of accumulated depreciation and amortization of $118,643 and $113,025, respectively	63,941	58,351
Goodwill	1,251,693	1,244,758
Intangible assets, net of accumulated amortization of $12,656 and $11,843, respectively	237,005	237,640
Deferred income taxes	149,574	134,347
Long-term investments	9,076	9,076
Other non-current assets	22,492	25,124
TOTAL ASSETS	$2,285,771	$2,053,061
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$13,798	$9,528
Deferred revenue	225,657	209,935
Accrued expenses and other current liabilities	143,902	135,971
Total current liabilities	383,357	355,434
Long-term debt, net	1,602,607	1,515,911
Income taxes payable	12,845	13,918
Deferred income taxes	20,285	20,174
Other long-term liabilities	55,726	21,760
Redeemable noncontrolling interests	1,035	—
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 75,584,202 and 71,513,087 shares issued; and 71,244,933 and 68,460,563 shares outstanding at June 30, 2019 and December 31, 2018, respectively	76	72
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(146,116)	(57,575)
Retained earnings	704,785	453,778
Accumulated other comprehensive loss	(134,906)	(137,166)
Treasury stock; 4,339,269 and 3,052,524 shares, respectively	(214,312)	(133,455)
Total Match Group, Inc. shareholders’ equity	209,737	125,864
Noncontrolling interests	179	—
Total shareholders’ equity	209,916	125,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,285,771	$2,053,061
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$497,973	$421,196	$962,598	$828,563
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	126,665	97,334	246,889	191,278
Selling and marketing expense	94,888	90,261	213,551	208,432
General and administrative expense	62,233	42,165	116,627	84,926
Product development expense	32,680	32,635	76,954	64,504
Depreciation	8,197	8,399	16,028	16,546
Amortization of intangibles	412	237	823	479
Total operating costs and expenses	325,075	271,031	670,872	566,165
Operating income	172,898	150,165	291,726	262,398
Interest expense	(23,817)	(18,276)	(45,903)	(36,082)
Other income, net	2,538	11,004	1,050	3,783
Earnings before income taxes	151,619	142,893	246,873	230,099
Income tax (provision) benefit	(23,651)	(11,535)	4,129	937
Net earnings	127,968	131,358	251,002	231,036
Net loss attributable to noncontrolling interests	5	1,142	5	1,200
Net earnings attributable to Match Group, Inc. shareholders	$127,973	$132,500	$251,007	$232,236

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.46	$0.48	$0.90	$0.84
Diluted	$0.43	$0.45	$0.85	$0.78

Stock-based compensation expense by function:
Cost of revenue	$676	$642	$1,941	$1,275
Selling and marketing expense	1,330	889	2,726	1,781
General and administrative expense	13,290	7,590	23,061	15,250
Product development expense	6,719	7,585	22,284	15,363
Total stock-based compensation expense	$22,015	$16,706	$50,012	$33,669
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings	$127,968	$131,358	$251,002	$231,036
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	3,046	(39,346)	2,264	(8,745)
Total other comprehensive income (loss)	3,046	(39,346)	2,264	(8,745)
Comprehensive income	131,014	92,012	253,266	222,291
Comprehensive loss attributable to noncontrolling interests	1	1,413	1	1,267
Comprehensive income attributable to Match Group, Inc. shareholders	$131,015	$93,425	$253,267	$223,558

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended June 30, 2019 and 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of March 31, 2019	$—	$75	74,768	$210	209,919	$(136,151)	$576,812	$(137,948)	$(158,761)	$144,237	$—	$144,237
Net (loss) earnings for the three months ended June 30, 2019	(7)	—	—	—	—	—	127,973	—	—	127,973	2	127,975
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,042	—	3,042	4	3,046
Stock-based compensation expense	—	—	—	—	—	22,009	—	—	—	22,009	—	22,009
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	665	—	—	(31,801)	—	—	—	(31,800)	—	(31,800)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	151	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(55,551)	(55,551)	—	(55,551)
Noncontrolling interests created in an acquisition	1,042	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	(173)	—	—	—	(173)	173	—
Balance as of June 30, 2019	$1,035	$76	75,584	$210	209,919	$(146,116)	$704,785	$(134,906)	$(214,312)	$209,737	$179	$209,916

Balance as of March 31, 2018	$6,202	$68	67,512	$210	209,919	$25,938	$631,947	$(81,921)	$(37,937)	$538,305	$—	$538,305
Net earnings (loss) for the three months ended June 30, 2018	133	—	—	—	—	—	132,500	—	—	132,500	(1,275)	131,225
Other comprehensive loss, net of tax	(271)	—	—	—	—	—	—	(39,075)	—	(39,075)	—	(39,075)
Stock-based compensation expense	—	—	—	—	—	16,680	—	—	—	16,680	26	16,706
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	240	—	—	(43,185)	—	—	—	(43,185)	—	(43,185)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	1,185	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(41,869)	(41,869)	—	(41,869)
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	14,246	14,246
Balance as of June 30, 2018	$6,064	$69	68,937	$210	209,919	$(568)	$764,447	$(120,996)	$(79,806)	$563,356	$12,997	$576,353

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Six Months Ended June 30, 2019 and 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2018	$—	$72	71,513	$210	209,919	$(57,575)	$453,778	$(137,166)	$(133,455)	$125,864	$—	$125,864
Net (loss) earnings for the six months ended June 30, 2019	(7)	—	—	—	—	—	251,007	—	—	251,007	2	251,009
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,260	—	2,260	4	2,264
Stock-based compensation expense	—	—	—	—	—	50,006	—	—	—	50,006	—	50,006
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,697	—	—	(138,333)	—	—	—	(138,329)	—	(138,329)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	374	—	—	(41)	—	—	—	(41)	—	(41)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(80,857)	(80,857)	—	(80,857)
Noncontrolling interests created in an acquisition	1,042	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	(173)	—	—	—	(173)	173	—
Balance as of June 30, 2019	$1,035	$76	75,584	$210	209,919	$(146,116)	$704,785	$(134,906)	$(214,312)	$209,737	$179	$209,916

Balance as of December 31, 2017	$6,056	$64	64,370	$210	209,919	$81,082	$532,211	$(112,318)	$—	$501,249	$—	$501,249
Net earnings (loss) for the six months ended June 30, 2018	75	—	—	—	—	—	232,236	—	—	232,236	(1,275)	230,961
Other comprehensive loss, net of tax	(67)	—	—	—	—	—	—	(8,678)	—	(8,678)	—	(8,678)
Stock-based compensation expense	—	—	—	—	—	33,643	—	—	—	33,643	26	33,669
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,272	—	—	(115,291)	—	—	—	(115,288)	—	(115,288)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	2	2,295	—	—	(2)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(79,806)	(79,806)	—	(79,806)
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	14,246	14,246
Balance as of June 30, 2018	$6,064	$69	68,937	$210	209,919	$(568)	$764,447	$(120,996)	$(79,806)	$563,356	$12,997	$576,353
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$251,002	$231,036
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	50,012	33,669
Depreciation	16,028	16,546
Amortization of intangibles	823	479
Deferred income taxes	(15,227)	(13,812)
Acquisition-related contingent consideration fair value adjustments	—	210
Other adjustments, net	2,468	(622)
Changes in assets and liabilities
Accounts receivable	(61,414)	(9,154)
Other assets	(13,742)	(26,099)
Accounts payable and other liabilities	(6,441)	(8,982)
Income taxes payable and receivable	(6,374)	5,485
Deferred revenue	15,483	14,732
Net cash provided by operating activities	232,618	243,488
Cash flows from investing activities:
Net cash (used) acquired in business combinations	(3,759)	1,136
Capital expenditures	(20,720)	(14,785)
Purchases of investments	—	(3,000)
Other, net	1,118	38
Net cash used in investing activities	(23,361)	(16,611)
Cash flows from financing activities:
Borrowings under the Credit Facility	40,000	—
Proceeds from Senior Notes offering	350,000	—
Principal payments on Credit Facility	(300,000)	—
Debt issuance costs	(5,593)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(138,465)	(115,288)
Purchase of treasury stock	(76,086)	(73,943)
Acquisition-related contingent consideration payments	—	(185)
Other, net	27	(616)
Net cash used in financing activities	(130,117)	(190,032)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	224	289
Net increase in cash, cash equivalents, and restricted cash	79,364	37,134
Cash, cash equivalents, and restricted cash at beginning of period	187,140	272,761
Cash, cash equivalents, and restricted cash at end of period	$266,504	$309,895
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc. is a leading provider of dating products available in over 40 languages to our users all over the world. Our portfolio of brands includes Tinder®, Match®, PlentyOfFish®, Meetic®, OkCupid®, OurTime®, Pairs™, and Hinge®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
As of June 30, 2019, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.4% and 97.5%, respectively.
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
For the purposes of these consolidated financial statements, income taxes have been computed on an as if Match Group stand-alone, separate tax return basis.
Accounting for Investments and Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other expense, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative indicators or events that indicate possible impairment. Factors we consider in making this determination include negative change in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net.

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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: contingencies; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of cash equivalents and the fair value of equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Recent Accounting Pronouncements Adopted by the Company
The Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of right-of-use assets (the “ROU assets”) and related lease liabilities of $53.0 million and $57.9 million, respectively, as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows. In addition, the adoption of ASC 842 did not impact the leverage calculations set forth in the agreements governing the outstanding debt or credit agreements of the Company, because, in each circumstance, the leverage calculations are not affected by the lease liabilities that were recorded upon adoption of ASC 842.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2018 was $209.9 million. During the six months ended June 30, 2019, the Company recognized $199.1 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current deferred revenue balance at June 30, 2019 is $225.7 million. At June 30, 2019 and December 31, 2018, there was no non-current portion of deferred revenue.

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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Direct Revenue:
North America	$251,499	$222,163	$489,272	$433,520
International	235,801	185,564	451,990	366,944
Total Direct Revenue	487,300	407,727	941,262	800,464
Indirect Revenue (principally advertising revenue)	10,673	13,469	21,336	28,099
Total Revenue	$497,973	$421,196	$962,598	$828,563

NOTE 3—LEASES
The Company leases office space, data center facilities, and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. Several of these lease agreements relate to properties owned by IAC. See “Note 11—Related Party Transactions” for additional information on the intercompany lease agreements.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the options. Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities, and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Leases	Balance Sheet Classification	June 30, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$46,879

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$14,010
Long-term lease liabilities	Other long-term liabilities	36,910
Total lease liabilities		$50,920

Lease Cost	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$987	$1,819
Fixed lease cost	General and administrative expense	3,851	7,616
Total fixed lease cost(a)		4,838	9,435

Variable lease cost	Cost of revenue	91	182
Variable lease cost	General and administrative expense	883	1,591
Total variable lease cost		974	1,773
Net lease cost		$5,812	$11,208
______________________

(a)	Includes approximately $0.9 million and $1.6 million of short-term lease cost, and $0.1 million and $0.2 million of sublease income, for the three and six months ended June 30, 2019, respectively.
Maturities of lease liabilities as of June 30, 2019:

(In thousands)
Remainder of 2019	$7,841
2020	15,798
2021	13,860
2022	7,961
2023	3,379
After 2023	8,633
Total	57,472
Less: Interest	(6,552)
Present value of lease liabilities	$50,920

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following are the weighted average assumptions used for lease term and discount rate as of June 30, 2019:

Remaining lease term	4.4 years
Discount rate	5.06%

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$584	$620
Cash paid for amounts included in the measurement of lease liabilities	$4,106	$8,956

NOTE 4—INCOME TAXES
Match Group is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current income tax provision and deferred income tax benefit have been computed on an as if Match Group stand-alone, separate return basis. Match Group’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
At the end of each interim period, the Company estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended June 30, 2019 and 2018, the Company recorded an income tax provision from continuing operations of $23.7 million and $11.5 million, respectively, which represents an effective tax rate of 16% and 8%, respectively. The effective income tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax benefit from continuing operations of $4.1 million and $0.9 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group. The statute of limitations for the years 2010 through 2012 has been extended to July 31, 2020, and the statute of limitations for the years 2013 to 2015 has been extended to December 31, 2020. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2019 and December 31, 2018, unrecognized tax benefits, including interest and penalties, are $36.8 million and $37.6 million, respectively. At both June 30, 2019 and December 31, 2018, approximately $22.6 million was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2019 are subsequently recognized, $34.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $35.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $16.6 million by June 30, 2020 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
NOTE 5—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both June 30, 2019 and December 31, 2018, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $9.1 million and is included in “Long-term investments” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values, since the adoption of ASU 2016-01 on January 1, 2018 through June 30, 2019, were $2.1 million. For both the six months ended June 30, 2019 and 2018, there were no adjustments to the carrying value of equity securities without readily determinable fair values held.
For all equity securities without readily determinable fair values as of June 30, 2019 and December 31, 2018, the Company has elected the measurement alternative. As of June 30, 2019, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$50,002	$—	$—	$50,002
Time deposits	—	40,000	—	40,000
Total	$50,002	$40,000	$—	$90,002

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$72,546	$—	$—	$72,546

Liabilities:
Contingent consideration arrangement	$—	$—	$(1,974)	$(1,974)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

Three Months Ended June 30,
2018
(In thousands)
Balance at April 1	$(1,965)
Total net losses:
Fair value adjustments	(54)
Included in other comprehensive income	109
Balance at June 30	$(1,910)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Balance at January 1	$(1,974)	$(2,647)
Total net losses:
Fair value adjustments	—	(210)
Included in other comprehensive loss	(14)	(1)
Settlements	1,988	948
Balance at June 30	$—	$(1,910)

Contingent consideration arrangements
As of June 30, 2019, there are no contingent consideration arrangements related to business acquisitions. The contingent consideration arrangement liability at December 31, 2018 of $2.0 million is included in “Accrued expenses and other current liabilities.”
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(1,602,607)	$(1,686,058)	$(1,515,911)	$(1,513,683)

______________________

(a)	At June 30, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $22.4 million and $19.1 million, respectively.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At June 30, 2019 and December 31, 2018, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, we considered the Company’s $500 million revolving credit facility (the “Credit Facility”), which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the Credit Facility as of December 31, 2018 were repaid with a portion of the net proceeds from the 5.625% Senior Notes issued on February 15, 2019. See “Note 6—Long-term Debt, net” for additional information on the repayment of the Credit Facility.
NOTE 6—LONG-TERM DEBT, NET
Long-term debt consists of:

	June 30, 2019	December 31, 2018
	(In thousands)
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022 (the “Term Loan”)	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15, commencing August 15, 2019	350,000	—
Total debt	1,625,000	1,535,000
Less: Unamortized original issue discount	6,695	7,352
Less: Unamortized debt issuance costs	15,698	11,737
Total long-term debt, net	$1,602,607	$1,515,911

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
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2019, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% Senior Notes and generally only limits the Company’s and its subsidiaries’ ability to, among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
The 5.00%, 5.625%, and 6.375% Senior Notes rank equally in right of payment.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At both June 30, 2019 and December 31, 2018, the outstanding balance on the Term Loan was $425 million and the loan bears interest at LIBOR plus 2.50%. The interest rate of the Term Loan was 4.90% and 5.09% at June 30, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
As of June 30, 2019, the Company has a $500 million revolving credit facility that expires on December 7, 2023. At June 30, 2019, there were no outstanding borrowings under the Credit Facility. At December 31, 2018, the outstanding borrowings under the Credit Facility were $260 million, which bore interest at LIBOR plus 1.50%, or 3.97%, and were repaid with a portion of the net proceeds from the issuance of the 5.625% Senior Notes, described above. The annual commitment fee on undrawn funds is based on the current leverage ratio, and is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the Credit Agreement).
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and six months ended June 30, 2019 and 2018, the Company’s accumulated other comprehensive income (loss) relates to foreign currency translation adjustments.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Balance at April 1	$(137,948)	$(81,921)
Other comprehensive income (loss)	3,042	(39,075)
Balance at June 30	$(134,906)	$(120,996)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Balance at January 1	$(137,166)	$(112,318)
Other comprehensive income (loss)	2,260	(8,678)
Balance at June 30	$(134,906)	$(120,996)

At both June 30, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$127,968	$127,968	$131,358	$131,358
Net loss attributable to noncontrolling interests	5	5	1,142	1,142
Impact from subsidiaries' dilutive securities	—	(133)	—	—
Net earnings attributable to Match Group, Inc. shareholders	$127,973	$127,840	$132,500	$132,500

Denominator
Basic weighted average common shares outstanding	281,244	281,244	277,115	277,115
Dilutive securities(a)(b)	—	14,640	—	19,881
Dilutive weighted average common shares outstanding	281,244	295,884	277,115	296,996

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.46	$0.43	$0.48	$0.45

	Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator
Net earnings	$251,002	$251,002	$231,036	$231,036
Net loss attributable to noncontrolling interests	5	5	1,200	1,200
Impact from subsidiaries' dilutive securities	—	(218)	—	—
Net earnings attributable to Match Group, Inc. shareholders	$251,007	$250,789	$232,236	$232,236

Denominator
Basic weighted average common shares outstanding	280,418	280,418	276,198	276,198
Dilutive securities(a)(b)	—	15,591	—	21,376
Dilutive weighted average common shares outstanding	280,418	296,009	276,198	297,574

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.90	$0.85	$0.84	$0.78

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity or vesting of restricted stock units. For the three and six months ended June 30, 2019, less than 0.1 million and 0.2 million potentially dilutive securities, respectively, and for the three and six months ended June 30, 2018, 0.1 million and 0.3 million, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For both of the three and six months ended June 30, 2019, 0.8 million shares underlying market-based awards, PSOs, and PSUs, and for both of the three and six months ended June 30, 2018, 1.9 million shares underlying market-based awards, PSOs, and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$266,374	$186,947	$309,761	$272,624
Restricted cash included in other current assets	130	193	134	137
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$266,504	$187,140	$309,895	$272,761

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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. The defendants have appealed from the court’s partial denial of their motion to dismiss. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. Discovery in the case is proceeding. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com.  The FTC raised certain potential claims relating to Match.com’s marketing, chargeback and online cancellation practices. In November 2018, the FTC offered to resolve its potential claims via a consent judgment mandating certain changes in the company’s business practices, as well as a payment in the amount of $60 million.  Discussions between Match Group and the FTC ensued but no resolution was reached. On August 7, 2019, the FTC voted to assert claims against the Company and referred the matter to the U.S. Department of Justice (“DOJ”). The Company expects to continue discussions with the FTC and DOJ. In the event no settlement is reached and litigation ensues, the amount sought may be substantially higher than the amounts discussed in settlement. Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and is prepared to defend vigorously against them.
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC
In connection with the IPO in November 2015, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the three and six months ended June 30, 2019, the Company incurred $2.0 million and $3.9 million, respectively, and for the three and six months ended June 30, 2018, the Company incurred $1.9 million and $3.7 million, respectively, pursuant to agreements with IAC, including the services agreement. Included in these

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

amounts for the three and six months ended June 30, 2019 is $1.5 million and $2.9 million, respectively, and for the three and six months ended June 30, 2018 is $1.3 million and $2.6 million, respectively, for the leasing of office space for certain of our businesses at properties owned by IAC. All such amounts were paid in full by the Company at June 30, 2019.
At June 30, 2019, $16.0 million of both the ROU assets and the lease liabilities represented leases between the Company and IAC.
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
During the six months ended June 30, 2019 and 2018, 0.4 million and 2.3 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 0.4 million and 1.9 million shares issued during the six months ended June 30, 2019 and 2018, respectively, as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and less than 0.1 million and 0.4 million shares issued during the six months ended June 30, 2019 and 2018, respectively, as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

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

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures include online marketing (such as fees paid to search engines and social media sites), offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.

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

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company.  The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled.  Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Long-term debt:

•
Credit Facility - The Company’s $500 million revolving credit facility, which matures on December 7, 2023, and currently bears interest at LIBOR plus 1.50%. At June 30, 2019, $500 million is available under the Credit Facility.

•
Term Loan - The Company’s seven-year term loan due November 16, 2022. The Term Loan bears interest at LIBOR plus 2.50%. The current rate at June 30, 2019 is 4.90%. At June 30, 2019, $425 million is outstanding.

•
6.375% Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At June 30, 2019, $400 million aggregate principal amount is outstanding.

•
5.00% Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At June 30, 2019, $450 million aggregate principal amount is outstanding.

•
5.625% Senior Notes - The Company’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, commencing on August 15, 2019, which were issued on February 15, 2019. At June 30, 2019, $350 million aggregate principal amount is outstanding.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.

Management Overview
Match Group, Inc. is a leading provider of dating products available in over 40 languages to our users all over the world. Our portfolio of brands includes Tinder®, Match®, PlentyOfFish®, Meetic®, OkCupid®, OurTime®, Pairs™, and Hinge®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Second Quarter and Year to Date June 30, 2019 Consolidated Results
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, revenue, operating income, and Adjusted EBITDA grew 18%, 15%, and 16%, respectively, primarily due to strong contributions from Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher cost of revenue, due to in-app purchase fees, as revenue is increasingly sourced through mobile app stores, and higher legal costs and other professional fees.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, revenue, operating income, and Adjusted EBITDA grew 16%, 11%, and 14%, respectively, primarily due to the factors described above in the three-month discussion. Additionally, operating income grew slower than revenue primarily due to $16.3 million higher stock-based compensation expense, primarily as a result of $9.4 million in expense related to the vesting of certain awards for which the market condition was met.

Results of Operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(In thousands, except ARPU)
Direct Revenue:
North America	$251,499	$29,336	13%	$222,163	$489,272	$55,752	13%	$433,520
International	235,801	50,237	27%	185,564	451,990	85,046	23%	366,944
Total Direct Revenue	487,300	79,573	20%	407,727	941,262	140,798	18%	800,464
Indirect Revenue	10,673	(2,796)	(21)%	13,469	21,336	(6,763)	(24)%	28,099
Total Revenue	$497,973	$76,777	18%	$421,196	$962,598	$134,035	16%	$828,563

Percentage of Total Revenue:
Direct Revenue:
North America	51%			53%	51%			53%
International	47%			44%	47%			44%
Total Direct Revenue	98%			97%	98%			97%
Indirect Revenue	2%			3%	2%			3%
Total Revenue	100%			100%	100%			100%

Average Subscribers:
North America	4,518	387	9%	4,131	4,440	386	10%	4,054
International	4,562	970	27%	3,592	4,408	883	25%	3,525
Total	9,080	1,357	18%	7,723	8,848	1,269	17%	7,579

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.60		4%	$0.58	$0.60		3%	$0.58
International	$0.56		1%	$0.56	$0.56		(1)%	$0.56
Total	$0.58	$0.01	2%	$0.57	$0.58	$0.01	1%	$0.57
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
International Direct Revenue grew $50.2 million, or 27%, in 2019 versus 2018, primarily driven by 27% growth in Average Subscribers, and a 1% increase in ARPU. North America Direct Revenue grew $29.3 million, or 13%, in 2019 versus 2018, driven by 9% growth in Average Subscribers and 4% growth in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder globally with Pairs also contributing to subscriber growth internationally. North America ARPU increased primarily due to increases at Tinder as Subscribers purchased premium subscriptions, such as Tinder Gold. International ARPU was favorably impacted by increases at Pairs and Tinder, but was unfavorably impacted by the strength of the U.S. dollar relative to the Euro, British pound (“GBP”), and certain other currencies.
Indirect Revenue decreased $2.8 million primarily due to lower impressions and a lower price per impression received from an advertising network provider.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
International Direct Revenue grew $85.0 million, or 23%, in 2019 versus 2018, primarily driven by 25% growth in Average Subscribers, partially offset by a 1% decrease in ARPU. North America Direct Revenue grew $55.8 million, or 13%, in 2019 versus 2018, driven by 10% growth in Average Subscribers and 3% growth in ARPU. Indirect Revenue decreased $6.8 million.
The changes are primarily due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue	$126,665	$29,331	30%	$97,334
Percentage of revenue	25%			23%
Cost of revenue increased primarily due to the increase in in-app purchase fees of $23.0 million, as revenue is increasingly sourced through mobile app stores; an increase in hosting fees of $4.0 million; and an increase in compensation expense of $1.6 million. Many brands in our portfolio have historically offered subscribers a variety of payment methods to purchase subscriptions and à la carte features. Tinder began to offer subscribers an alternative payment method to Google’s in-app payment system similar to the payment alternatives other brands in our portfolio have historically offered to subscribers through our mobile apps on Android. If we continue to offer these alternative payment methods to Tinder subscribers, depending on the adoption levels, we may see a reduction in Google’s in-app purchases fees as a percentage of Android revenue in the future.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue	$246,889	$55,611	29%	$191,278
Percentage of revenue	26%			23%
Cost of revenue increased primarily due to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$94,888	$4,627	5%	$90,261
Percentage of revenue	19%			21%
Selling and marketing expense increased primarily due to an increase in compensation expense of $1.8 million, related to increased headcount and investments in Tinder and Hinge, partially offset by decreases at Match. Selling and marketing expense declined as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$213,551	$5,119	2%	$208,432
Percentage of revenue	22%			25%
Selling and marketing expense increased primarily due to the factors described above in the three-month discussion.
General and administrative expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$62,233	$20,068	48%	$42,165
Percentage of revenue	12%			10%
General and administrative expense increased, driven primarily by an increase of $8.6 million in legal and other professional fees; an increase in compensation of $7.9 million primarily related to a modification charge to stock-based compensation expense, new awards made since the prior year quarter, and an increase in headcount; an increase of $1.1 million for non-income taxes; and an increase in rent expense of $0.9 million due to growth at Tinder.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$116,627	$31,701	37%	$84,926
Percentage of revenue	12%			10%
General and administrative expense increased primarily due to the factors described above in the three-month discussion.
Product development expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$32,680	$45	—%	$32,635
Percentage of revenue	7%			8%
Product development expense was flat compared to the prior year period.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$76,954	$12,450	19%	$64,504
Percentage of revenue	8%			8%
Product development expense increased driven primarily by an increase of $11.3 million in compensation, including an increase of $6.9 million in stock-based compensation expense, primarily due to the vesting of certain awards for which the market condition was met in the first quarter of 2019, and increased headcount at Tinder.
Depreciation
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$8,197	$(202)	(2)%	$8,399
Percentage of revenue	2%			2%
Depreciation decreased primarily due to certain internally developed software being fully depreciated, partially offset by increased depreciation related to leasehold improvements.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$16,028	$(518)	(3)%	$16,546
Percentage of revenue	2%			2%
Depreciation decreased primarily due to the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Operating income	$172,898	$22,733	15%	$150,165	$291,726	$29,328	11%	$262,398
Percentage of revenue	35%			36%	30%			32%

Adjusted EBITDA	$203,522	$27,961	16%	$175,561	$358,589	$45,287	14%	$313,302
Percentage of revenue	41%			42%	37%			38%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
Operating income and Adjusted EBITDA increased 15% and 16%, respectively, primarily driven by revenue growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher cost of revenue, due to in-app purchase fees, as revenue is increasingly sourced through mobile app stores, and higher legal costs and other professional fees.

At June 30, 2019, there was $128.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
Operating income and Adjusted EBITDA increased 11% and 14%, respectively, primarily due to the factors described above in the three-month discussion. Operating income was further impacted by higher stock-based compensation expense as a percentage of revenue primarily due to the vesting of certain awards for which the market condition was met, resulting in reduced growth compared to Adjusted EBITDA.
Interest expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$23,817	$5,541	30%	$18,276
Interest expense increased primarily due to the issuance of the 5.625% Senior Notes in February 2019, and a higher LIBOR rate in the current year.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$45,903	$9,821	27%	$36,082
Interest expense increased primarily due to the factors described above in the three-month discussion. Additionally, interest expense was incurred on the Credit Facility which was drawn for a portion of the current period.
Other income, net
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$2,538	$(8,466)	(77)%	$11,004
Other income, net, in 2019 includes income of $1.8 million in net foreign currency exchange gains due primarily to a strengthening of the Euro relative to GBP during the three months ended June 30, 2019 and interest income of $1.1 million, partially offset by $0.4 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other income, net, in 2018 includes income of $9.6 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to GBP during the three months ended June 30, 2018 and interest income of $1.1 million.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$1,050	$(2,733)	(72)%	$3,783
Other income, net, in 2019 includes interest income of $1.7 million, partially offset by expense of $1.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other income, net, in 2018 includes income of $2.3 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to GBP during the six months ended June 30, 2018 and interest income of $1.9 million.
Income tax (provision) benefit
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax provision	$(23,651)	$(12,116)	105%	$(11,535)
Effective income tax rate	16%			8%
The income tax provisions in 2019 and 2018 are lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$4,129	$3,192	341%	$937
Effective income tax rate	NM			NM
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$127,973	$132,500	$251,007	$232,236
Add back:
Net loss attributable to noncontrolling interests	(5)	(1,142)	(5)	(1,200)
Income tax provision (benefit)	23,651	11,535	(4,129)	(937)
Other income, net	(2,538)	(11,004)	(1,050)	(3,783)
Interest expense	23,817	18,276	45,903	36,082
Operating Income	172,898	150,165	291,726	262,398
Stock-based compensation expense	22,015	16,706	50,012	33,669
Depreciation	8,197	8,399	16,028	16,546
Amortization of intangibles	412	237	823	479
Acquisition-related contingent consideration fair value adjustments	—	54	—	210
Adjusted EBITDA	$203,522	$175,561	$358,589	$313,302
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively:

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands, except ARPU)
Revenue, as reported	$497,973	$76,777	18%	$421,196
Foreign exchange effects	15,783
Revenue excluding foreign exchange effects	$513,756	$92,560	22%	$421,196

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.58		2%	$0.57
Foreign exchange effects	0.02
ARPU, excluding foreign exchange effects	$0.60		5%	$0.57

International ARPU, as reported	$0.56		1%	$0.56
Foreign exchange effects	0.04
International ARPU, excluding foreign exchange effects	$0.60		7%	$0.56

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands, except ARPU)
Revenue, as reported	$962,598	$134,035	16%	$828,563
Foreign exchange effects	33,792
Revenue excluding foreign exchange effects	$996,390	$167,827	20%	$828,563

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.58		1%	$0.57
Foreign exchange effects	0.02
ARPU, excluding foreign exchange effects	$0.60		5%	$0.57

International ARPU, as reported	$0.56		(1)%	$0.56
Foreign exchange effects	0.04
International ARPU, excluding foreign exchange effects	$0.60		6%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents:
United States	$142,123	$83,851
All other countries	124,251	103,096
Total cash and cash equivalents	$266,374	$186,947

Long-term debt:
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes	400,000	400,000
5.00% Senior Notes	450,000	450,000
5.625% Senior Notes	350,000	—
Total long-term debt	1,625,000	1,535,000
Less: Unamortized original issue discount	6,695	7,352
Less: Unamortized debt issuance costs	15,698	11,737
Total long-term debt, net	$1,602,607	$1,515,911
Long-term Debt
For a detailed description of long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
IAC Subordinated Loan Facility:
The Company has an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan, and the 5.00%, 5.625%, and 6.375% Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At June 30, 2019, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$232,618	$243,488
Net cash used in investing activities	(23,361)	(16,611)
Net cash used in financing activities	(130,117)	(190,032)

2019
Net cash provided by operating activities in 2019 includes adjustments to earnings of $50.0 million of stock-based compensation expense and $16.0 million of depreciation. Partially offsetting these adjustments was deferred income tax of $15.2 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $61.4 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019 and an increase in revenue; an increase in other assets of $13.7 million primarily due to prepaid hosting services; a decrease in accounts payable and other liabilities of $6.4 million, due mainly to the timing of payments, including interest payments; and a decrease from income taxes payable and receivable of $6.4 million due primarily to tax payments in excess of tax accruals in foreign jurisdictions. These changes were partially offset by an increase in deferred revenue of $15.5 million, due mainly to growth in subscription sales.
Net cash used in investing activities in 2019 consists primarily of capital expenditures of $20.7 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash used in financing activities in 2019 is primarily due to cash payments of $300 million for the repayment of borrowings under the Credit Facility, $138.5 million for withholding taxes paid on behalf of employees for net settled equity awards, and purchases of treasury stock of $76.1 million. Partially offsetting these payments were proceeds of $350.0 million from the issuance of the 5.625% Senior Notes and proceeds of $40.0 million from borrowings under the Credit Facility.
2018
Net cash provided by operating activities in 2018 includes adjustments to earnings of $33.7 million of stock-based compensation expense and $16.5 million of depreciation. Partially offsetting these adjustments was deferred income taxes of $13.8 million primarily related to the net operating loss created by the exercise and vesting of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in other assets of $26.1 million primarily related to an increase in prepaid hosting services and capitalized mobile app store fees, an increase in accounts receivable of $9.2 million primarily related to the growth in revenue, and a decrease in accounts payable and other liabilities of $9.0 million, due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase in deferred revenue of $14.7 million, due mainly to growth in subscription sales, and an increase in income taxes payable and receivable of $5.5 million due primarily to the timing of tax payments.
Net cash used in investing activities in 2018 consists primarily of capital expenditures of $14.8 million that are primarily related to computer hardware and internal development of software to support our products and services, and purchases of investments of $3.0 million, partially offset by cash acquired, net of cash paid, in a business combination of $1.1 million.
Net cash used in financing activities in 2018 is primarily due to cash payments of $115.3 million for withholding taxes paid on behalf of employees for net settled stock awards and the purchase of treasury stock of $73.9 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. The Company has a $500 million Credit Facility that expires on December 7, 2023. At June 30, 2019, there were no outstanding borrowings under the Credit Facility.
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
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. During the six months ended June 30, 2019, we repurchased 1.3 million shares for $80.9 million, on a trade date basis. Additionally, from July 1, 2019 to August 2, 2019, we purchased approximately 0.2 million shares for $15.3 million. As of August 2, 2019, a total of 1.4 million shares remain available for repurchase under the previously announced repurchase program.
The Company currently settles substantially all equity awards on a net basis.  Assuming all equity awards outstanding on August 2, 2019 were net settled, we would issue 8.3 million common shares (of which 1.8 million are related to vested shares and 6.5 million are related to unvested shares) and, assuming at 50% withholding rate, would remit $623.7 million in cash for withholding taxes (of which $138.2 million is related to vested shares and $485.5 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $623.7 million employee withholding tax obligation, 8.3 million additional shares would be issued by the Company.
The Company does not currently expect to be a material U.S. federal cash income tax payer until 2021. The ultimate timing is dependent primarily on the performance of the Company and the amount and timing of tax deductions related to stock-based awards. At June 30, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of June 30, 2019, IAC owns 80.4% of our outstanding shares of capital stock and has 97.5% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our Board of Directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$85,072	$176,913	$972,118	$977,188	$2,211,291
Operating leases(c)	16,154	25,653	8,480	7,185	57,472
Purchase obligation(d)	23,732	1,785	—	—	25,517
Total contractual obligations	$124,958	$204,351	$980,598	$984,373	$2,294,280
_______________________________________________________________________________

(a)
The Company has excluded $34.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 4—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at June 30, 2019 consists of the 6.375%, 5.00%, and 5.625% Senior Notes of $400 million, $450 million, and $350 million, respectively, which bear interest at fixed rates, and the Term Loan balance of $425 million which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 2.50%, or 4.90% at June 30, 2019. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”

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
We also had $0.1 million of letters of credit and surety bonds outstanding as of June 30, 2019 that could potentially require performance by the Company in the event of demands by third parties or contingent events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At June 30, 2019, the Company’s outstanding long-term debt was $1.6 billion, of which $1.2 billion of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $73.2 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Term Loan bears interest at a variable rate, which is LIBOR plus 2.50%. As of June 30, 2019, the rate in effect was 4.90%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance at June 30, 2019.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and GBP.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three and six months ended June 30, 2019, the impact on revenue for all foreign currencies was unfavorable by $15.8 million and $33.8 million, respectively, compared to the comparable prior year period due to the Euro, GBP, and certain other currencies. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange gains included in the Company’s earnings for the three and six months ended June 30, 2019 were $1.8 million and $0.1 million, respectively. Foreign currency exchange gains for the three and six months ended June 30, 2018 were $9.6 million and $2.3 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The gains in 2018 are primarily related to a U.S. dollar denominated intercompany loan for which the receivable is held by a foreign subsidiary with a GBP functional currency, which was settled in December 2018. As the U.S. Dollar fluctuates against GBP, this intercompany loan experienced volatility, which resulted in foreign currency exchange gains or losses.
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
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California.  See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles).  The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act (the “Unruh Act”) by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service.  The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.  On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint.  On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means.  On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action.  On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal.  On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act.  Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case was then returned to the trial court for further proceedings and is currently in discovery.
In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval to a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the court’s partial denial of their motion to dismiss. On July 2, 2019, the defendants filed their opening brief on appeal.
On June 3, 2019, the defendants filed a second motion to dismiss or for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. Discovery in the case is proceeding. We believe that the allegations against Match Group and IAC in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com.  The FTC raised certain potential claims relating to Match.com’s marketing, chargeback and online cancellation practices. In November 2018, the FTC offered to resolve its potential claims via a consent judgment mandating certain changes in the company’s business practices, as well as a payment in the amount of $60 million.  Discussions between Match Group and the FTC ensued but no resolution was reached. On August 7, 2019, the FTC voted to assert claims against the Company and referred the matter to the U.S. Department of Justice (“DOJ”). The Company expects to continue discussions with the FTC and DOJ. In the event no settlement is reached and litigation ensues, the amount sought may be substantially higher than the amounts discussed in settlement. Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and is prepared to defend vigorously against them.
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

Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in Part II “Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2019. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
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
On May 31, 2019, 3,670 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On May 31, 2019 and June 30, 2019, 119,350 and 27,502 shares of Company Common Stock, respectively, were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2019	157,787	$56.79	157,787	2,334,689
May 2019	228,958	$68.73	228,958	2,105,731
June 2019	445,000	$69.34	445,000	1,660,731
Total	831,745	$66.79	831,745	1,660,731
______________________

(1)	Reflects repurchases made pursuant to the 6 million share repurchase authorization previously announced in May 2017, which has no expiration.

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
Item 5. Other Information
On August 7, 2019, IAC/InterActiveCorp disclosed its intention to explore the possibility of a distribution of its equity interest in Match Group to IAC’s shareholders, and that no decisions have been made as to the details of, or whether to pursue or consummate, such transaction.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2019	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	August 8, 2019
Gary Swidler