Form 10-Q
period 2019-09-30
Match Group, Inc.
filed 2019-11-07
CIK 1575189

As filed with the Securities and Exchange Commission on November 7, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of November 1, 2019, the following shares of the registrant’s common stock were outstanding:

Common Stock	70,051,337
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	279,970,739

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2019	December 31, 2018

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$366,447	$186,947
Accounts receivable, net of allowance of $584 and $724, respectively	167,027	99,052
Other current assets	66,156	57,766
Total current assets	599,630	343,765
Right-of-use assets	46,546	—
Property and equipment, net of accumulated depreciation and amortization of $117,474 and $113,025, respectively	63,760	58,351
Goodwill	1,235,982	1,244,758
Intangible assets, net of accumulated amortization of $13,020 and $11,843, respectively	234,315	237,640
Deferred income taxes	152,074	134,347
Long-term investments	9,076	9,076
Other non-current assets	20,781	25,124
TOTAL ASSETS	$2,362,164	$2,053,061
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$22,184	$9,528
Deferred revenue	233,519	209,935
Accrued expenses and other current liabilities	189,728	135,971
Total current liabilities	445,431	355,434
Long-term debt, net	1,602,628	1,515,911
Income taxes payable	12,424	13,918
Deferred income taxes	19,036	20,174
Other long-term liabilities	54,156	21,760
Redeemable noncontrolling interests	932	—
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 76,081,805 and 71,513,087 shares issued; and 70,351,136 and 68,460,563 shares outstanding at September 30, 2019 and December 31, 2018, respectively	76	72
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(154,644)	(57,575)
Retained earnings	856,283	453,778
Accumulated other comprehensive loss	(154,623)	(137,166)
Treasury stock; 5,730,669 and 3,052,524 shares, respectively	(319,934)	(133,455)
Total Match Group, Inc. shareholders’ equity	227,368	125,864
Noncontrolling interests	189	—
Total shareholders’ equity	227,557	125,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,362,164	$2,053,061
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Revenue	$541,493	$443,943	$1,504,091	$1,272,506
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	138,225	107,512	385,114	298,790
Selling and marketing expense	113,581	108,374	327,132	316,806
General and administrative expense	67,752	45,187	184,379	130,113
Product development expense	36,609	34,027	113,563	98,531
Depreciation	8,081	8,513	24,109	25,059
Amortization of intangibles	641	435	1,464	914
Total operating costs and expenses	364,889	304,048	1,035,761	870,213
Operating income	176,604	139,895	468,330	402,293
Interest expense	(22,672)	(18,376)	(68,575)	(54,458)
Other income, net	2,787	894	3,837	4,677
Earnings from continuing operations, before tax	156,719	122,413	403,592	352,512
Income tax (provision) benefit	(5,313)	5,537	(1,184)	6,474
Net earnings from continuing operations	151,406	127,950	402,408	358,986
Loss from discontinued operations, net of tax	—	(378)	—	(378)
Net earnings	151,406	127,572	402,408	358,608
Net loss attributable to noncontrolling interests	92	2,587	97	3,787
Net earnings attributable to Match Group, Inc. shareholders	$151,498	$130,159	$402,505	$362,395

Net earnings per share from continuing operations:
Basic	$0.54	$0.47	$1.43	$1.31
Diluted	$0.51	$0.44	$1.36	$1.22
Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.54	$0.47	$1.43	$1.31
Diluted	$0.51	$0.44	$1.36	$1.22

Stock-based compensation expense by function:
Cost of revenue	$919	$493	$2,860	$1,768
Selling and marketing expense	1,199	745	3,925	2,526
General and administrative expense	10,854	8,567	33,915	23,817
Product development expense	7,833	6,336	30,117	21,699
Total stock-based compensation expense	$20,805	$16,141	$70,817	$49,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Net earnings	$151,406	$127,572	$402,408	$358,608
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(19,718)	(871)	(17,454)	(9,616)
Total other comprehensive loss	(19,718)	(871)	(17,454)	(9,616)
Comprehensive income	131,688	126,701	384,954	348,992
Comprehensive loss attributable to noncontrolling interests	93	2,640	94	3,907
Comprehensive income attributable to Match Group, Inc. shareholders	$131,781	$129,341	$385,048	$352,899
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2019 and 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of June 30, 2019	$1,035	$76	75,584	$210	209,919	$(146,116)	$704,785	$(134,906)	$(214,312)	$209,737	$179	$209,916
Net (loss) earnings for the three months ended September 30, 2019	(103)	—	—	—	—	—	151,498	—	—	151,498	11	151,509
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(19,717)	—	(19,717)	(1)	(19,718)
Stock-based compensation expense	—	—	—	—	—	20,773	—	—	—	20,773	—	20,773
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	265	—	—	(28,828)	—	—	—	(28,828)	—	(28,828)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	233	—	—	(473)	—	—	—	(473)	—	(473)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(105,622)	(105,622)	—	(105,622)
Balance as of September 30, 2019	$932	$76	76,082	$210	209,919	$(154,644)	$856,283	$(154,623)	$(319,934)	$227,368	$189	$227,557

Balance as of June 30, 2018	$6,064	$69	68,937	$210	209,919	$(568)	$764,447	$(120,996)	$(79,806)	$563,356	$12,997	$576,353
Net earnings (loss) for the three months ended September 30, 2018	34	—	—	—	—	—	130,159	—	—	130,159	(2,621)	127,538
Other comprehensive loss, net of tax	(53)	—	—	—	—	—	—	(818)	—	(818)	—	(818)
Stock-based compensation expense	—	—	—	—	—	16,032	—	—	—	16,032	109	16,141
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,324	—	—	(66,587)	—	—	—	(66,586)	—	(66,586)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	259	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(6,433)	(6,433)	—	(6,433)
Purchase of redeemable noncontrolling interests	(3,503)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(2,542)	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Balance as of September 30, 2018	$—	$71	70,520	$210	209,919	$(48,582)	$894,606	$(121,814)	$(86,239)	$638,252	$10,485	$648,737

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Nine Months Ended September 30, 2019 and 2018

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2018	$—	$72	71,513	$210	209,919	$(57,575)	$453,778	$(137,166)	$(133,455)	$125,864	$—	$125,864
Net (loss) earnings for the nine months ended September 30, 2019	(110)	—	—	—	—	—	402,505	—	—	402,505	13	402,518
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	—	(17,457)	—	(17,457)	3	(17,454)
Stock-based compensation expense	—	—	—	—	—	70,779	—	—	—	70,779	—	70,779
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,962	—	—	(167,161)	—	—	—	(167,157)	—	(167,157)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	607	—	—	(514)	—	—	—	(514)	—	(514)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(186,479)	(186,479)	—	(186,479)
Noncontrolling interests created in an acquisition	1,042	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	(173)	—	—	—	(173)	173	—
Balance as of September 30, 2019	$932	$76	76,082	$210	209,919	$(154,644)	$856,283	$(154,623)	$(319,934)	$227,368	$189	$227,557

Balance as of December 31, 2017	$6,056	$64	64,370	$210	209,919	$81,082	$532,211	$(112,318)	$—	$501,249	$—	$501,249
Net earnings (loss) for the nine months ended September 30, 2018	109	—	—	—	—	—	362,395	—	—	362,395	(3,896)	358,499
Other comprehensive loss, net of tax	(120)	—	—	—	—	—	—	(9,496)	—	(9,496)	—	(9,496)
Stock-based compensation expense	—	—	—	—	—	49,675	—	—	—	49,675	135	49,810
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,596	—	—	(181,878)	—	—	—	(181,874)	—	(181,874)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,554	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(86,239)	(86,239)	—	(86,239)
Purchase of redeemable noncontrolling interests	(3,503)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(2,542)	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	14,246	14,246
Balance as of September 30, 2018	$—	$71	70,520	$210	209,919	$(48,582)	$894,606	$(121,814)	$(86,239)	$638,252	$10,485	$648,737
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$402,408	$358,986
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	70,817	49,810
Depreciation	24,109	25,059
Amortization of intangibles	1,464	914
Deferred income taxes	(18,254)	(23,821)
Acquisition-related contingent consideration fair value adjustments	—	265
Other adjustments, net	495	(100)
Changes in assets and liabilities
Accounts receivable	(68,557)	(21,456)
Other assets	3,129	(22,059)
Accounts payable and other liabilities	38,812	32,167
Income taxes payable and receivable	(6,125)	1,233
Deferred revenue	24,569	24,245
Net cash provided by operating activities attributable to continuing operations	472,867	425,243
Cash flows from investing activities attributable to continuing operations:
Net cash (used) acquired in business combinations	(3,759)	1,136
Capital expenditures	(30,069)	(21,280)
Purchases of investments	—	(3,000)
Other, net	1,071	39
Net cash used in investing activities attributable to continuing operations	(32,757)	(23,105)
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	40,000	—
Proceeds from Senior Notes offering	350,000	—
Principal payments on Credit Facility	(300,000)	—
Debt issuance costs	(5,593)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(167,183)	(181,756)
Purchase of treasury stock	(175,736)	(86,239)
Purchase of noncontrolling interests	—	(3,503)
Acquisition-related contingent consideration payments	—	(185)
Other, net	(25)	(616)
Net cash used in financing activities attributable to continuing operations	(258,537)	(272,299)
Total cash provided by continuing operations	181,573	129,839
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,141)	133
Net increase in cash, cash equivalents, and restricted cash	179,432	129,972
Cash, cash equivalents, and restricted cash at beginning of period	187,140	272,761
Cash, cash equivalents, and restricted cash at end of period	$366,572	$402,733
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Match Group, Inc, through its portfolio companies, is a leading provider of dating products available in over 40 languages to our users all over the world. Our portfolio of brands includes Tinder®, Match®, PlentyOfFish®, Meetic®, OkCupid®, OurTime®, Pairs™, and Hinge®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
As of September 30, 2019, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.8% and 97.5%, respectively.
On October 10, 2019, IAC conveyed to a special committee of disinterested directors of our Board of Directors a preliminary proposal for a transaction that would result in the full separation of Match Group from IAC. Our special committee is evaluating the proposal.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of cash equivalents, the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
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
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2018 was $209.9 million. During the nine months ended September 30, 2019, the Company recognized $207.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current deferred revenue balance at September 30, 2019 is $233.5 million. At September 30, 2019 and December 31, 2018, there was no non-current portion of deferred revenue.

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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Direct Revenue:
North America	$268,863	$233,643	$758,135	$667,163
International	262,086	197,902	714,076	564,846
Total Direct Revenue	530,949	431,545	1,472,211	1,232,009
Indirect Revenue (principally advertising revenue)	10,544	12,398	31,880	40,497
Total Revenue	$541,493	$443,943	$1,504,091	$1,272,506

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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Leases	Balance Sheet Classification	September 30, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$46,546

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$14,725
Long-term lease liabilities	Other long-term liabilities	35,756
Total lease liabilities		$50,481

Lease Cost	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

		(In thousands)
Fixed lease cost	Cost of revenue	$896	$2,715
Fixed lease cost	General and administrative expense	4,058	11,674
Total fixed lease cost(a)		4,954	14,389

Variable lease cost	Cost of revenue	89	271
Variable lease cost	General and administrative expense	689	2,280
Total variable lease cost		778	2,551
Net lease cost		$5,732	$16,940
______________________
(a) Includes approximately $0.8 million and $2.4 million of short-term lease cost, and less than $0.1 million and $0.3 million of sublease income, for the three and nine months ended September 30, 2019, respectively.
Maturities of lease liabilities as of September 30, 2019:

(In thousands)
Remainder of 2019	$3,958
2020	16,848
2021	14,898
2022	8,872
2023	3,384
After 2023	8,633
Total	56,593
Less: Interest	(6,112)
Present value of lease liabilities	$50,481

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following are the weighted average assumptions used for lease term and discount rate as of September 30, 2019:

Remaining lease term	4.2 years
Discount rate	5.02%

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$3,636	$4,256
Cash paid for amounts included in the measurement of lease liabilities	$4,322	$13,278

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
At the end of each interim period, the Company estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of beginning-of-the-year deferred tax assets in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2019 is a benefit of $6.2 million due to a lower estimated annual effective income tax rate from that applied to ordinary income through the six months ended June 30, 2019. The lower estimated annual effective income tax rate was primarily due to an increase in estimated research credits.
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
For the three months ended September 30, 2019 and September 30, 2018, the Company recorded an income tax provision from continuing operations of $5.3 million, which represents an effective tax rate of 3%, and an income tax benefit from continuing operations of $5.5 million, respectively. The effective income tax rates are lower than the statutory rate of 21% due primarily to (i) excess tax benefits generated by the exercise and vesting of stock-based awards and (ii) research credits; partially offset by state income taxes. For the nine months ended September 30, 2019 and September 30, 2018, the Company recorded an income tax provision from continuing operations of $1.2 million and an income tax benefit from continuing operations of $6.5 million, respectively. The effective income tax rates are lower than the statutory rate of 21% due primarily to (i) excess tax benefits generated by the exercise and vesting of stock-based awards and (ii) research credits; partially offset by state income taxes.

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
At September 30, 2019 and December 31, 2018, unrecognized tax benefits, including interest and penalties, are $51.0 million and $37.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2019 increased by $13.4 million due primarily to research credits. At September 30, 2019 and December 31, 2018, approximately $37.2 million and $22.6 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2019 are subsequently recognized, $47.7 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $35.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $17.3 million by September 30, 2020 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
NOTE 5—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both September 30, 2019 and December 31, 2018, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $9.1 million and is included in “Long-term investments” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values, since the adoption of ASU 2016-01 on January 1, 2018 through September 30, 2019, were $2.1 million. For both the nine months ended September 30, 2019 and 2018, there were no adjustments to the carrying value of equity securities without readily determinable fair values held.
For all equity securities without readily determinable fair values as of September 30, 2019 and December 31, 2018, the Company has elected the measurement alternative. As of September 30, 2019, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active, and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company’s Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$54,727	$—	$—	$54,727
Time deposits	—	40,000	—	40,000
Total	$54,727	$40,000	$—	$94,727

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$72,546	$—	$—	$72,546

Liabilities:
Contingent consideration arrangement	$—	$—	$(1,974)	$(1,974)
The Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

Three Months Ended September 30,
2018
(In thousands)
Balance at July 1	$(1,910)
Total net losses:
Fair value adjustments	(55)
Included in other comprehensive loss	(15)
Balance at September 30	$(1,980)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Balance at January 1	$(1,974)	$(2,647)
Total net losses:
Fair value adjustments	—	(265)
Included in other comprehensive loss	(14)	(16)
Settlements	1,988	948
Balance at September 30	$—	$(1,980)
Contingent consideration arrangements
As of September 30, 2019, there are no contingent consideration arrangements related to business acquisitions. The contingent consideration arrangement liability at December 31, 2018 of $2.0 million is included in “Accrued expenses and other current liabilities” and was paid in the quarter ended March 31, 2019.
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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)	$(1,602,628)	$(1,690,040)	$(1,515,911)	$(1,513,683)
______________________
(a)At September 30, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $22.4 million and $19.1 million, respectively.
At September 30, 2019 and December 31, 2018, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, we considered the Company’s $500 million revolving credit facility (the “Credit Facility”), which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the Credit Facility as of December 31, 2018 were repaid with a portion of the net proceeds from the 5.625% Senior Notes issued on February 15, 2019. See “Note 6—Long-term Debt, net” for additional information on the repayment of the Credit Facility.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6—LONG-TERM DEBT, NET
Long-term debt consists of:

	September 30, 2019	December 31, 2018

	(In thousands)
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022 (the “Term Loan”)	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	—
Total debt	1,625,000	1,535,000
Less: Unamortized original issue discount	6,586	7,352
Less: Unamortized debt issuance costs	15,786	11,737
Total long-term debt, net	$1,602,628	$1,515,911
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
The 6.375% Senior Notes were issued on June 1, 2016 and are currently redeemable. These notes may be redeemed at redemption prices set forth in the indenture governing the 6.375% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2019, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth therein, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% Senior Notes and generally only limits the Company’s and its subsidiaries’ ability to, among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
The 5.00%, 5.625%, and 6.375% Senior Notes rank equally in right of payment.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At both September 30, 2019 and December 31, 2018, the outstanding balance on the Term Loan was $425 million and the loan bears interest at LIBOR plus 2.50%. The interest rate of the Term Loan was 4.66% and 5.09% at September 30, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
As of September 30, 2019, the Company has a $500 million revolving credit facility that expires on December 7, 2023. At September 30, 2019, there were no outstanding borrowings under the Credit Facility. At December 31, 2018, the outstanding borrowings under the Credit Facility were $260 million, which bore interest at LIBOR plus 1.50%, or 3.97%, and were repaid with a portion of the net proceeds from the issuance of the 5.625% Senior Notes, described above. The annual commitment fee on undrawn funds is based on the current leverage ratio, and is 25 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the Credit Agreement).
The Credit Facility and Term Loan contain covenants that would limit the ability of the Company to pay dividends, make distributions, or repurchase our stock in the event the Company's secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these debt agreements that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 5.00%, 5.625%, and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three and nine months ended September 30, 2019 and 2018, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended September 30,
	2019	2018

	(In thousands)
Balance at July 1	$(134,906)	$(120,996)
Other comprehensive loss	(19,717)	(818)
Balance at September 30	$(154,623)	$(121,814)

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Balance at January 1	$(137,166)	$(112,318)
Other comprehensive loss	(17,457)	(9,496)
Balance at September 30	$(154,623)	$(121,814)
At both September 30, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$151,406	$151,406	$127,950	$127,950
Net loss attributable to noncontrolling interests	92	92	2,587	2,587
Impact from subsidiaries’ dilutive securities	—	(196)	—	—
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	151,498	151,302	130,537	130,537
Loss from discontinued operations, net of tax	—	—	(378)	(378)
Net earnings attributable to Match Group, Inc. shareholders	$151,498	$151,302	$130,159	$130,159

Denominator
Basic weighted average common shares outstanding	281,029	281,029	277,492	277,492
Dilutive securities(a)(b)	—	14,692	—	19,297
Dilutive weighted average common shares outstanding	281,029	295,721	277,492	296,789

Earnings per share:
Earnings per share from continuing operations	$0.54	$0.51	$0.47	$0.44
Loss per share from discontinued operations, net of tax	$—	$—	$(0.00)	$(0.00)
Earnings per share attributable to Match Group, Inc. shareholders	$0.54	$0.51	$0.47	$0.44

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$402,408	$402,408	$358,986	$358,986
Net loss attributable to noncontrolling interests	97	97	3,787	3,787
Impact from subsidiaries’ dilutive securities	—	(414)	—	—
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	402,505	402,091	362,773	362,773
Loss from discontinued operations, net of tax	—	—	(378)	(378)
Net earnings attributable to Match Group, Inc. shareholders	$402,505	$402,091	$362,395	$362,395

Denominator
Basic weighted average common shares outstanding	280,597	280,597	276,634	276,634
Dilutive securities(a)(b)	—	15,291	—	20,683
Dilutive weighted average common shares outstanding	280,597	295,888	276,634	297,317

Earnings per share:
Earnings per share from continuing operations	$1.43	$1.36	$1.31	$1.22
Loss per share from discontinued operations, net of tax	$—	$—	$(0.00)	$(0.00)
Earnings per share attributable to Match Group, Inc. shareholders	$1.43	$1.36	$1.31	$1.22
______________________
(a)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity or vesting of restricted stock units. For the three and nine months ended September 30, 2019, less than 0.1 million and 0.2 million potentially dilutive securities, respectively, and for each of the three and nine months ended September 30, 2018, 0.1 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For both of the three and nine months ended September 30, 2019, 0.8 million shares underlying market-based awards, PSOs, and PSUs, and for both of the three and nine months ended September 30, 2018, 1.0 million shares underlying market-based awards, PSOs, and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017

	(In thousands)
Cash and cash equivalents	$366,447	$186,947	$402,598	$272,624
Restricted cash included in other current assets	125	193	135	137
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$366,572	$187,140	$402,733	$272,761

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
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department issued an order affirming the lower court’s decision. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. Document discovery is largely complete, and deposition discovery is in abeyance pursuant to the court's suggestion that the parties pursue mediation of their dispute. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Lawsuit Against Match Group
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com.  The FTC raised potential claims relating to Match.com’s marketing, chargeback, and online cancellation practices. In November 2018, the FTC proposed to resolve its potential claims via a consent judgment requiring certain changes in those practices, as well as a $60 million payment.  Ensuing discussions between the Company and the FTC ended without resolution.
On August 7, 2019, the FTC voted to assert claims against the Company and referred the matter to the U.S. Department of Justice (“DOJ”). The DOJ subsequently declined to pursue a civil case against the Company and referred the matter back to the FTC.
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC filed its opposition to the motion to dismiss on November 5, 2019. Match Group’s reply is due November 19, 2019.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint.
Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them. The Company intends to cooperate with the DOJ in responding to its subpoena.
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC
In connection with the IPO in November 2015, the Company entered into certain agreements relating to our relationship with IAC after the IPO. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the three and nine months ended September 30, 2019, the Company incurred $1.9 million and $5.9 million, respectively, and for the three and nine months ended September 30, 2018, the Company incurred $1.9 million and $5.6 million, respectively, pursuant to agreements with IAC, including the services agreement. Included in these amounts for the three and nine months ended September 30, 2019 is $1.5 million and $4.4 million, respectively, and for the three and nine months ended September 30, 2018 is $1.3 million and $3.9 million, respectively, for the leasing of office space for certain of our businesses at properties owned by IAC. All such amounts were paid in full by the Company at September 30, 2019.
At September 30, 2019, $15.1 million of both the ROU assets and the lease liabilities represented leases between the Company and IAC.

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
During the nine months ended September 30, 2019 and 2018, 0.6 million and 2.6 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 0.6 million and 2.2 million shares issued during the nine months ended September 30, 2019 and 2018, respectively, as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and less than 0.1 million and 0.4 million shares issued during the nine months ended September 30, 2019 and 2018, respectively, as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
Operating metrics:
•North America - consists of the financial results and metrics associated with users located in the United States and Canada.
•International - consists of the financial results and metrics associated with users located outside of the United States and Canada.
•Direct Revenue - is revenue that is received directly from end users of our products and includes both subscription and à la carte revenue.
•Indirect Revenue - is revenue that is not received directly from an end user of our products, substantially all of which is advertising revenue.
•Subscribers - are users who purchase a subscription to one of our products. Users who purchase only à la carte features are not included in Subscribers.
•Average Subscribers - is the number of Subscribers at the end of each day in the relevant measurement period divided by the number of calendar days in that period.
•Average Revenue per Subscriber (“ARPU”) - is Direct Revenue from Subscribers in the relevant measurement period (whether in the form of subscription or à la carte revenue) divided by the Average Subscribers in such period and further divided by the number of calendar days in such period. Direct Revenue from users who are not Subscribers and have purchased only à la carte features is not included in ARPU.
Operating costs and expenses:
•Cost of revenue - consists primarily of the amortization of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent, energy and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
•Selling and marketing expense - consists primarily of advertising expenditures and compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing, and sales support functions. Advertising expenditures include online marketing (such as fees paid to search engines and social media sites), offline marketing (which is primarily television advertising), and payments to partners that direct traffic to our brands.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services (including transaction-related costs for acquisitions) and facilities costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company.  The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled.  Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Long-term debt:
•Credit Facility - The Company’s $500 million revolving credit facility, which matures on December 7, 2023, and currently bears interest at LIBOR plus 1.50%. At September 30, 2019, $500 million is available under the Credit Facility.
•Term Loan - The Company’s seven-year term loan due November 16, 2022. The Term Loan bears interest at LIBOR plus 2.50%. The current rate at September 30, 2019 is 4.66%. At September 30, 2019, $425 million is outstanding.
•6.375% Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At September 30, 2019, $400 million aggregate principal amount is outstanding.
•5.00% Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At September 30, 2019, $450 million aggregate principal amount is outstanding.
•5.625% Senior Notes - The Company’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At September 30, 2019, $350 million aggregate principal amount is outstanding.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.
Management Overview
Match Group, Inc., through its portfolio companies, is a leading provider of dating products available in over 40 languages to our users all over the world. Our portfolio of brands includes Tinder®, Match®, PlentyOfFish®, Meetic®, OkCupid®, OurTime®, Pairs™, and Hinge®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users.
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
On October 10, 2019, IAC conveyed to a special committee of disinterested directors of our Board of Directors a preliminary proposal for a transaction that would result in the full separation of Match Group from IAC. Our special committee is evaluating the proposal.
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
Third Quarter and Year to Date September 30, 2019 Consolidated Results
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, revenue, operating income, and Adjusted EBITDA grew 22%, 26%, and 25%, respectively. Revenue grew primarily due to strong contributions from Tinder. Operating income and Adjusted EBITDA grew faster than revenue due to lower selling and marketing expense as a percentage of revenue, partially offset by higher legal costs and other professional fees and higher cost of revenue, due to in-app purchase fees, as revenue is increasingly sourced through mobile app stores.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, revenue, operating income, and Adjusted EBITDA grew 18%, 16%, and 18%, respectively, primarily due to the factors described above in the three-month discussion. Additionally, operating income grew slower than revenue primarily due to $21.0 million higher stock-based compensation expense, primarily as a result of $9.4 million in expense related to the vesting of certain awards for which the market condition was met and modification charges.

Results of Operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018

	(In thousands, except ARPU)
Direct Revenue:
North America	$268,863	$35,220	15%	$233,643	$758,135	$90,972	14%	$667,163
International	262,086	64,184	32%	197,902	714,076	149,230	26%	564,846
Total Direct Revenue	530,949	99,404	23%	431,545	1,472,211	240,202	19%	1,232,009
Indirect Revenue	10,544	(1,854)	(15)%	12,398	31,880	(8,617)	(21)%	40,497
Total Revenue	$541,493	$97,550	22%	$443,943	$1,504,091	$231,585	18%	$1,272,506

Percentage of Total Revenue:
Direct Revenue:
North America	50%			53%	50%			53%
International	48%			44%	48%			44%
Total Direct Revenue	98%			97%	98%			97%
Indirect Revenue	2%			3%	2%			3%
Total Revenue	100%			100%	100%			100%

Average Subscribers:
North America	4,695	417	10%	4,278	4,526	397	10%	4,129
International	4,917	1,105	29%	3,812	4,579	957	26%	3,622
Total	9,612	1,522	19%	8,090	9,105	1,354	17%	7,751

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.62		5%	$0.59	$0.61		4%	$0.58
International	$0.57		3%	$0.55	$0.56		1%	$0.56
Total	$0.59	$0.02	4%	$0.57	$0.58	$0.01	2%	$0.57
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
International Direct Revenue grew $64.2 million, or 32%, in 2019 versus 2018, primarily driven by 29% growth in Average Subscribers, and a 3% increase in ARPU. North America Direct Revenue grew $35.2 million, or 15%, in 2019 versus 2018, driven by 10% growth in Average Subscribers and 5% growth in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder and, to a lesser extent, Hinge, with Pairs also contributing to subscriber growth internationally. International and North America ARPU increased primarily at Tinder as Subscribers purchased premium subscriptions, such as Tinder Gold, and à la carte features. International ARPU was unfavorably impacted by the strength of the U.S. dollar relative to the Euro, British pound (“GBP”), and certain other currencies.
Indirect Revenue decreased $1.9 million primarily due to lower impressions and a lower price per impression received from an advertising network provider.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
International Direct Revenue grew $149.2 million, or 26%, in 2019 versus 2018, primarily driven by 26% growth in Average Subscribers and a 1% increase in ARPU. North America Direct Revenue grew $91.0 million, or 14%, in 2019 versus 2018, driven by 10% growth in Average Subscribers and 4% growth in ARPU. Indirect Revenue decreased $8.6 million.
The changes are primarily due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Cost of revenue	$138,225	$30,713	29%	$107,512
Percentage of revenue	26%			24%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $19.6 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in hosting fees of $7.3 million; and an increase in compensation expense of $3.8 million related to increased headcount in customer care. Many brands in our portfolio have historically offered subscribers a variety of payment methods to purchase subscriptions and à la carte features. Beginning in the quarter ended June 30, 2019, Tinder began offering subscribers an alternative payment method to Google’s in-app payment system similar to the payment alternatives other brands in our portfolio have historically offered to subscribers through our mobile apps on Android. If we continue to offer these alternative payment methods to Tinder subscribers, depending on the adoption levels, we may see a reduction in Google’s in-app purchases fees as a percentage of Android revenue in the future.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Cost of revenue	$385,114	$86,324	29%	$298,790
Percentage of revenue	26%			23%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $63.9 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in hosting fees of $14.9 million; and an increase in compensation expense of $7.7 million related to increased headcount in customer care.
Selling and marketing expense
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Selling and marketing expense	$113,581	$5,207	5%	$108,374
Percentage of revenue	21%			24%
Selling and marketing expense increased primarily due to increases in spending for various marketing campaigns at Tinder, Match, Hinge, and Pairs. Selling and marketing expense declined as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Selling and marketing expense	$327,132	$10,326	3%	$316,806
Percentage of revenue	22%			25%
Selling and marketing expense increased primarily due to increases in spending for various marketing campaigns at Tinder, Hinge, and Pairs.
General and administrative expense
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
General and administrative expense	$67,752	$22,565	50%	$45,187
Percentage of revenue	13%			10%
General and administrative expense increased, driven primarily by an increase of $14.8 million in legal fees; an increase in headcount; and an increase of $2.7 million for non-income taxes primarily related to the recently enacted French Digital Services Tax, which is retroactive to the beginning of 2019; and an increase in compensation of $1.8 million primarily related to stock-based compensation expense due to new equity awards made since the prior year quarter.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
General and administrative expense	$184,379	$54,266	42%	$130,113
Percentage of revenue	12%			10%
General and administrative expense increased primarily due to an increase of $27.3 million in legal fees; an increase in compensation of $12.8 million primarily related to stock-based compensation expense due to a modification charge, new equity awards made since the prior year period, and an increase in headcount; and an increase of $4.3 million for non-income taxes.
Product development expense
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Product development expense	$36,609	$2,582	8%	$34,027
Percentage of revenue	7%			8%
Product development expense increased primarily as a result of an increase of $2.0 million in compensation, including an increase of $1.5 million in stock-based compensation expense, primarily due to new equity awards associated with increased headcount at Tinder.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Product development expense	$113,563	$15,032	15%	$98,531
Percentage of revenue	8%			8%
Product development expense increased primarily as a result of an increase of $13.4 million in compensation, including an increase of $8.4 million in stock-based compensation expense primarily due to the vesting of certain awards for which the market condition was met, and increased headcount at Tinder.
Depreciation
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Depreciation	$8,081	$(432)	(5)%	$8,513
Percentage of revenue	1%			2%
Depreciation decreased primarily due to certain internally developed software becoming fully depreciated, partially offset by increased depreciation related to leasehold improvements.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Depreciation	$24,109	$(950)	(4)%	$25,059
Percentage of revenue	2%			2%
Depreciation decreased primarily due to the factors described above in the three-month discussion.
Operating income and Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018

	(Dollars in thousands)
Operating income	$176,604	$36,709	26%	$139,895	$468,330	$66,037	16%	$402,293
Percentage of revenue	33%			32%	31%			32%

Adjusted EBITDA	$206,131	$41,092	25%	$165,039	$564,720	$86,379	18%	$478,341
Percentage of revenue	38%			37%	38%			38%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
Operating income and Adjusted EBITDA increased 26% and 25%, respectively, primarily driven by revenue growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher cost of revenue due to in-app purchase fees as revenue continues to be increasingly sourced through mobile app stores and higher legal costs.
At September 30, 2019, there was $126.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Operating income and Adjusted EBITDA increased 16% and 18%, respectively, primarily due to the factors described above in the three-month discussion. Operating income was further impacted by higher stock-based compensation expense as a percentage of revenue primarily due to the vesting of certain awards for which the market condition was met and modification charges for certain other awards, resulting in reduced growth in operating income compared to Adjusted EBITDA.
Interest expense
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Interest expense	$22,672	$4,296	23%	$18,376
Interest expense increased primarily due to the issuance of the 5.625% Senior Notes in February 2019.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Interest expense	$68,575	$14,117	26%	$54,458
Interest expense increased primarily due to the factors described above in the three-month discussion. Additionally, the Term Loan incurred a higher LIBOR rate in the current year period and interest expense was incurred on the Credit Facility which was drawn during a portion of the current year period.
Other income, net
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Other income, net	$2,787	$1,893	212%	$894
Other income, net, in 2019 includes income of $1.8 million in net foreign currency exchange gains due primarily to a strengthening of the Euro relative to GBP during the three months ended September 30, 2019 and interest income of $1.3 million.
Other income, net, in 2018 includes interest income of $1.3 million.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Other income, net	$3,837	$(840)	(18)%	$4,677
Other income, net, in 2019 includes income of $1.9 million in net foreign currency gains due primarily to a strengthening of the Euro relative to GBP in the period, and interest income of $3.0 million, partially offset by expense of $1.3 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Other income, net, in 2018 includes interest income of $3.3 million and $2.7 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to GBP during the three months ended

September 30, 2018, partially offset by $1.3 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Income tax (provision) benefit
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Income tax (provision) benefit	$(5,313)	$(10,850)	NM	$5,537
Effective income tax rate	3%			NM
________________________
NM = not meaningful
The income tax provision in 2019 and income tax benefit in 2018 are lower than the statutory rate of 21% due primarily to (i) excess tax benefits generated by the exercise and vesting of stock-based awards and (ii) research credits; partially offset by state income taxes.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands)
Income tax (provision) benefit	$(1,184)	$(7,658)	NM	$6,474
Effective income tax rate	0%			NM
The income tax provision in 2019 and income tax benefit in 2018 are lower than the statutory rate of 21% due primarily to the factors described above in the three-month discussion.
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
Non-Cash Expenses That Are Excluded From Adjusted EBITDA
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$151,498	$130,159	$402,505	$362,395
Add back:
Net loss attributable to noncontrolling interests	(92)	(2,587)	(97)	(3,787)
Loss from discontinued operations, net of tax	—	378	—	378
Income tax provision (benefit)	5,313	(5,537)	1,184	(6,474)
Other income, net	(2,787)	(894)	(3,837)	(4,677)
Interest expense	22,672	18,376	68,575	54,458
Operating Income	176,604	139,895	468,330	402,293
Stock-based compensation expense	20,805	16,141	70,817	49,810
Depreciation	8,081	8,513	24,109	25,059
Amortization of intangibles	641	435	1,464	914
Acquisition-related contingent consideration fair value adjustments	—	55	—	265
Adjusted EBITDA	$206,131	$165,039	$564,720	$478,341
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively:

	Three Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands, except ARPU)
Revenue, as reported	$541,493	$97,550	22%	$443,943
Foreign exchange effects	8,334
Revenue excluding foreign exchange effects	$549,827	$105,884	24%	$443,943

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.59		4%	$0.57
Foreign exchange effects	0.01
ARPU, excluding foreign exchange effects	$0.60		6%	$0.57

International ARPU, as reported	$0.57		3%	$0.55
Foreign exchange effects	0.02
International ARPU, excluding foreign exchange effects	$0.59		7%	$0.55

	Nine Months Ended September 30,
	2019	$ Change	% Change	2018

	(Dollars in thousands, except ARPU)
Revenue, as reported	$1,504,091	$231,585	18%	$1,272,506
Foreign exchange effects	42,126
Revenue excluding foreign exchange effects	$1,546,217	$273,711	22%	$1,272,506

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.58		2%	$0.57
Foreign exchange effects	0.02
ARPU, excluding foreign exchange effects	$0.60		5%	$0.57

International ARPU, as reported	$0.56		1%	$0.56
Foreign exchange effects	0.03
International ARPU, excluding foreign exchange effects	$0.59		6%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents:
United States	$220,175	$83,851
All other countries	146,272	103,096
Total cash and cash equivalents	$366,447	$186,947

Long-term debt:
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes	400,000	400,000
5.00% Senior Notes	450,000	450,000
5.625% Senior Notes	350,000	—
Total long-term debt	1,625,000	1,535,000
Less: Unamortized original issue discount	6,586	7,352
Less: Unamortized debt issuance costs	15,786	11,737
Total long-term debt, net	$1,602,628	$1,515,911
Long-term Debt
For a detailed description of long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
IAC Subordinated Loan Facility:
The Company has an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allows the Company to make one or more requests to IAC to borrow funds from it. If IAC agrees to fulfill any such borrowing request from the Company, such borrowing will be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility will be by its terms subordinated in right of payment to the obligations under the Credit Facility, the Term Loan, and the 5.00%, 5.625%, and 6.375% Senior Notes. The IAC Subordinated Loan Facility has a scheduled final maturity date of no earlier than 90 days after the maturity date of the Credit Facility or the latest maturity date in respect of any Term Loan outstanding under the Credit Agreement. At September 30, 2019, the Company has no indebtedness outstanding under the IAC Subordinated Loan Facility.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$472,867	$425,243
Net cash used in investing activities attributable to continuing operations	(32,757)	(23,105)
Net cash used in financing activities attributable to continuing operations	(258,537)	(272,299)
2019
Net cash provided by operating activities in 2019 includes adjustments to earnings of $70.8 million of stock-based compensation expense and $24.1 million of depreciation. Partially offsetting these adjustments was deferred income tax of $18.3 million primarily related to the impact of the settlement of stock-based awards on net operating loss utilization and research credit carryforwards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $68.6 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019, and an increase in revenue; and a decrease from income taxes payable and receivable of $6.1 million due primarily to tax payments in excess of tax accruals in foreign jurisdictions. These changes were partially offset by an increase in accounts payable and other liabilities of $38.8 million due mainly to the timing of payments, including interest payments; an increase in deferred revenue of $24.6 million due mainly to growth in subscription sales; and an increase from other assets of $3.1 million primarily due to amortization of prepaid hosting services.
Net cash used in investing activities in 2019 consists primarily of capital expenditures of $30.1 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash used in financing activities in 2019 is primarily due to cash payments of $300 million for the repayment of borrowings under the Credit Facility, $167.2 million for withholding taxes paid on behalf of employees for net settled equity awards, and purchases of treasury stock of $175.7 million. Partially offsetting these payments were proceeds of $350.0 million from the issuance of the 5.625% Senior Notes and proceeds of $40.0 million from borrowings under the Credit Facility.
2018
Net cash provided by operating activities in 2018 includes adjustments to earnings of $49.8 million of stock-based compensation expense and $25.1 million of depreciation. Partially offsetting these adjustments was deferred income taxes of $23.8 million primarily related to the net operating loss created by the exercise and vesting of stock-based awards. The increase in cash from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $32.2 million due mainly to the timing of payments, including interest payments; increases in deferred revenue of $24.2 million due mainly to growth in subscription sales, and an increase from income taxes payable and receivable of $1.2 million due primarily to the timing of tax payments. These changes were partially offset by increases in accounts receivable of $21.5 million primarily related to the growth in revenue and increases from other assets of $22.1 million primarily related to an increase in prepaid hosting services and capitalized mobile app store fees.
Net cash used in investing activities in 2018 consists primarily of capital expenditures of $21.3 million that are primarily related to computer hardware and internal development of software to support our products and services, and purchases of investments of $3.0 million, partially offset by cash acquired, net of cash paid, in a business combination of $1.1 million.
Net cash used in financing activities in 2018 is primarily due to cash payments of $181.8 million for withholding taxes paid on behalf of employees for net settled stock awards and the purchase of treasury stock of $86.2 million.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. The Company also has a $500 million Credit Facility that expires on December 7, 2023. At September 30, 2019, there were no outstanding borrowings under the Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2019 capital expenditures will be between approximately $40 million and $45 million, an increase compared to 2018 capital expenditures, primarily related to internally developed software and additional leasehold improvements as Tinder expands office space.
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

In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. In August 2019, the Board authorized an increase of 10 million shares in the share repurchase program, for a total authorization of 16 million shares. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. During the nine months ended September 30, 2019, we repurchased 2.7 million shares for $186.5 million, on a trade date basis. Additionally, from October 1, 2019 to November 1, 2019, we purchased approximately 0.3 million shares for $24.4 million. As of November 1, 2019, a total of 9.9 million shares remain available for repurchase under the repurchase program.
The Company currently settles substantially all equity awards on a net basis.  Assuming all equity awards outstanding on November 1, 2019 were net settled, we would issue 7.9 million common shares (of which 1.9 million are related to vested shares and 5.9 million are related to unvested shares) and, assuming at 50% withholding rate, would remit $575.3 million in cash for withholding taxes (of which $141.9 million is related to vested shares and $433.5 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $575.3 million employee withholding tax obligation, 7.9 million additional shares would be issued by the Company.
The Company does not currently expect to be a material U.S. federal cash income tax payer until 2021. The ultimate timing is dependent primarily on the financial performance of the Company and the amount and timing of tax deductions related to stock-based awards. At September 30, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of September 30, 2019, IAC owns 80.8% of our outstanding shares of capital stock and has 97.5% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our Board of Directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.
On October 10, 2019, IAC conveyed to a special committee of disinterested directors of our Board of Directors a preliminary proposal for a transaction that would result in the full separation of Match Group from IAC. The proposal is more fully described in Schedule 13D amendments filed by IAC with the Securities and Exchange Commission on October 11, 2019 and November 7, 2019, which descriptions are incorporated by reference herein. Our special committee is evaluating the proposal. There can be no assurance that any transaction will occur or that if a transaction does occur as to the timing or terms of any such transaction.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total

	(In thousands)
Long-term debt(b)	$85,929	$174,890	$966,368	$967,344	$2,194,531
Operating leases(c)	16,821	26,078	7,233	6,460	56,592
Purchase obligation(d)	23,869	—	—	—	23,869
Total contractual obligations	$126,619	$200,968	$973,601	$973,804	$2,274,992
_______________________________________________________________________________
(a)The Company has excluded $47.7 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 4—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(b)Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at September 30, 2019 consists of the 6.375%, 5.00%, and 5.625% Senior Notes of $400 million, $450 million, and $350 million, respectively, which bear interest at fixed rates, and the Term Loan balance of $425 million, which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 2.50%, or 4.66% at September 30, 2019. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 6—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(c)The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 3—Leases” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(d)The purchase obligations consist primarily of a web hosting commitment.
We also had $0.1 million of letters of credit and surety bonds outstanding as of September 30, 2019 that could potentially require performance by the Company in the event of demands by third parties or contingent events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At September 30, 2019, the Company’s outstanding long-term debt was $1.6 billion, of which $1.2 billion of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $71.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Term Loan bears interest at a variable rate, which is LIBOR plus 2.50%. As of September 30, 2019, the rate in effect was 4.66%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance at September 30, 2019.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and GBP.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three and nine months ended September 30, 2019, the impact on revenue for all foreign currencies was unfavorable by $8.3 million and $42.1 million, respectively, compared to the comparable prior year period due to the Euro, GBP, and certain other currencies. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange gains included in the Company’s earnings for the three and nine months ended September 30, 2019 were $1.8 million and $1.9 million, respectively. Foreign currency exchange gains for the three and nine months ended September 30, 2018 were $0.4 million and $2.7 million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company. The gains in 2018 are primarily related to a U.S. dollar denominated intercompany loan for which the receivable is held by a foreign subsidiary with a GBP functional currency, which was settled in December 2018. As the U.S. Dollar fluctuates against GBP, this intercompany loan experienced volatility, which resulted in foreign currency exchange gains or losses.
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
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California.  See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles).  The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act (the “Unruh Act”) by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service.  The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount.  On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint.  On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means.  On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action.  On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal.  On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act.  Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case was then returned to the trial court for further proceedings and is currently in discovery. On September 13, 2019, Tinder filed a motion to stay the case pending the appeal of the decision to approve the Kim settlement, discussed below; the plaintiff has opposed the motion.
In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval to a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit. Their opening brief is due on November 20, 2019. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision.
On June 3, 2019, the defendants filed a second motion to dismiss or for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized recording of conversations with company employees. Document discovery is largely complete, and deposition discovery is in abeyance pursuant to the court's suggestion that the parties pursue mediation of their disputes. We believe that the allegations against Match Group and IAC in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Lawsuit Against Match Group
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com.  The FTC raised potential claims relating to Match.com’s marketing, chargeback, and online cancellation practices. In November 2018, the FTC proposed to resolve its potential claims via a consent judgment requiring certain changes in those practices, as well as a $60 million payment.  Ensuing discussions between the Company and the FTC ended without resolution.
On August 7, 2019, the FTC voted to assert claims against the Company and referred the matter to the U.S. Department of Justice (“DOJ”). The DOJ subsequently declined to pursue a civil case against the Company and referred the matter back to the FTC.
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC filed its opposition to the motion to dismiss on November 5, 2019. Match Group’s reply is due November 19, 2019.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint.
Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them. The Company intends to cooperate with the DOJ in responding to its subpoena.

Securities Class Action Lawsuit Against Match Group
On October 3, 2019, a Match Group shareholder, Phillip R. Crutchfield, filed a securities class action lawsuit in federal court in the Northern District of Texas against Match Group, Inc., Amanda Ginsberg, and Gary Swidler, on behalf of himself and as class representative for people and entities who acquired Match Group securities between August 6, 2019 and September 25, 2019, in relation to the FTC lawsuit and the allegations therein. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas, Dallas Division). The Complaint alleges that (i) Defendants failed to disclose to investors that the Company induced customers to buy and upgrade subscriptions using misleading advertisements, that the Company made it difficult for customers to cancel their subscriptions, and that, as a result, the Company was likely to be subject to regulatory scrutiny; (ii) that the Company lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. The Plaintiffs have yet to serve Match Group in the lawsuit. Match Group believes that the allegations in the Crutchfield lawsuit are without merit and will defend vigorously against them.
Item 1A. Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends, prospects in the industries in which Match Group’s businesses operate, the possibility of separating Match Group from IAC/InterActiveCorp (“IAC”), whether any agreement will be reached with respect to any separation transaction, the terms of any such transaction, and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating products, our ability to attract users to our dating products through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating products through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC, and the risks inherent in separating Match Group from IAC (including uncertainties related to, among other things, whether any agreement will be reached to proceed with a transaction, whether IAC will determine to proceed with any such transaction if an agreement can be reached, the final terms and conditions of any such transaction if such an agreement is reached, the costs and expected benefits of the proposed transaction, the expected timing of the transaction or whether it will be completed, whether any conditions to the transaction can be satisfied, the expected tax treatment of the transaction, and the impact of the transaction on the businesses of IAC and Match Group).
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
We are including the following risk factor, which supplements the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and should be read in conjunction with our description of the risk factors described in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K:

There can be no assurance the proposed separation of the Company from IAC will occur or if it does occur as to the timing or the terms of any such transaction or as to the impact of any such transaction on the trading price of our common stock.
On October 10, 2019, IAC conveyed to a special committee of disinterested directors of our Board of Directors a preliminary proposal for a transaction that would result in the full separation of Match Group from IAC. The proposed separation transaction (the “Separation”) would result in two independent public companies, referred to herein as “New Match” and “New IAC.” IAC would no longer have an ownership stake in Match Group following the Separation, and IAC stockholders would receive shares of both New Match and New IAC in the transaction. The transaction, which would be structured to be tax-free to IAC, Match Group and their respective stockholders, would also eliminate the dual-class common stock structure at New Match, with all pre-transaction stockholders of Match Group and IAC receiving a single class of “one share/one vote” capital stock of New Match. Pre-transaction stockholders of IAC would receive stock in New IAC replicating their current interest in IAC.
The proposal contemplates that, among other things:
•New Match would become responsible for specified liabilities of IAC (primarily consisting of the obligations with respect to outstanding exchangeable notes issued by subsidiaries of IAC and related hedging instruments), and retain certain real estate assets currently owned by IAC;
•prior to the Separation, Match Group would consummate certain debt financing transactions, the proceeds of which would be used to pay a dividend to all of its stockholders, including IAC; and
•outstanding IAC equity awards and tax attributes would be allocated between New IAC and New Match as agreed between the parties.
The proposal contemplates that the net liabilities being assumed by New Match would effectively reduce the number of shares of New Match to be received by IAC’s current stockholders in the transaction. In addition, IAC’s proposal contemplates that, prior to the Separation, IAC may sell securities representing a post-transaction equity interest solely in New Match, and contribute the proceeds of such offering to New IAC
There can be no assurance that any transaction will occur or that if a transaction does occur as to the timing or terms of any such transaction. In addition, the Separation and any related transactions, such as sales of our common stock or New Match common stock by IAC, may have an adverse effect on the trading price of our common stock.
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
On September 30, 2019, 8,405 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On July 31, 2019; August 31, 2019; and September 30, 2019, 269; 189,221; and 35,674 shares of Company Common Stock, respectively, were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.

The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2019	215,000	$71.23	215,000	1,445,731
August 2019	178,700	$82.12	178,700	11,267,031
September 2019	997,700	$75.81	997,700	10,269,331
Total	1,391,400	$75.91	1,391,400	10,269,331
______________________
(1)Reflects repurchases made pursuant to the repurchase program originally authorized in May 2017, which has no expiration. On August 30, 2019, the Company’s Board of Directors authorized an increase to the repurchase program of 10 million shares, resulting in a total repurchase authorization of 16 million shares.
(2)Represents the total number of shares of common stock that remained available for repurchase pursuant to the Company’s repurchase program, including the increase of 10 million shares authorized on August 30, 2019. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice.

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

November 7, 2019	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Financial Officer	November 7, 2019
Gary Swidler