Form 10-K
period 2019-12-31
Match Group, Inc.
filed 2020-02-27
CIK 1575189

As filed with the Securities and Exchange Commission on February 27, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-37636

Match Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4278917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8750 North Central Expressway, Suite 1400, Dallas, Texas 75231
(Address of Registrant’s principal executive offices and zip code)
(214) 576-9352
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	MTCH	The Nasdaq Global Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2020, the following shares of the Registrant’s Common Stock were outstanding:

Common Stock	72,834,065
Class B Common Stock	209,919,402
Class C Common Stock	—
Total	282,753,467
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2019 was $3,657,298,765. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2020 Annual Meeting of Stockholders or will be provided in an amendment filed on Form 10-K/A.

PART I

Item 1. Business
Who we are
Match Group, Inc., through its portfolio companies, is a leading provider of dating products available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users. Our products are available in over 40 languages to our users all over the world.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
Consumers’ dating preferences vary significantly, influenced in part by demographics, geography, cultural norms, religion, and intent (for example, casual dating or more serious relationships). As a result, the market for dating products is fragmented, and no single product has been able to effectively serve the dating category as a whole.
Given these varying consumer preferences, we have adopted a brand portfolio approach, through which we attempt to offer dating products that collectively appeal to the broadest spectrum of consumers. We believe that this approach maximizes our ability to capture additional users. We work to apply a centralized discipline to our collection of brands, by sharing best practices and technologies across our brands in order to increase growth, reduce costs, improve user safety, and maximize profitability. Additionally, we centralize certain other administrative functions, such as legal, trust and safety, human resources, accounting, finance, and tax. This approach allows us to quickly introduce new products and features, optimize marketing strategies, and more effectively deploy talent across our organization.
Enabling dating in a digital world
Prior to the proliferation of mobile devices and computers, human connections traditionally were limited by social circles, geography, and time. People met through work colleagues, friends and family, in school, at church, or in bars and restaurants. Today, the adoption of mobile technology and the internet has significantly expanded the ways in which people can build relationships, create new interactions, and develop romantic connections. Additionally, the ongoing adoption of technology into more aspects of daily life continues to further erode biases and stigmas across the world that previously prevented individuals from using technology to help find and develop those connections.
We believe that dating products serve as a natural extension of the traditional means of meeting people and provide a number of benefits for their users, including:
•Expanded options: Dating products provide users access to a large number of people they otherwise would not have a chance to meet.
•Efficiency: The search and matching features, as well as the profile information available on dating products, allow users to filter a large number of options in a short period of time, increasing the likelihood that users will make a connection with someone.
•More comfort and control: Compared to the traditional ways that people meet, dating products provide an environment that reduces the awkwardness around the process of reaching out to new people. This leads to many people who would otherwise be passive participants in the dating process taking a more active role.
•Convenience: The nature of the internet and the proliferation of mobile devices allow users to connect with new people at any time, regardless of where they are.

Depending on a person’s circumstances at any given time, dating products can act as a supplement to, or substitute for, traditional means of meeting people. When selecting a dating product, we believe that users consider the following attributes:
•Brand recognition: Brand is very important. Users generally associate strong dating brands with a higher likelihood of success and a higher level of safety and security. Generally, successful dating brands depend on large, active communities of users, strong algorithmic filtering technology, and awareness of successful usage among similar users.
•Successful experiences: Demonstrated success of other users attracts new users through word-of-mouth recommendations. Successful experiences also drive repeat usage.
•Community identification: Users typically look for dating products that offer a community or communities with which the user can associate. By selecting a dating product that is focused on a particular demographic, religion, geography, or intent, users can increase the likelihood that they will make a connection with someone with whom they identify.
•Product features and user experience: Users tend to gravitate towards dating products that offer features and user experiences that resonate with them, such as question-based matching algorithms, location-based features, offline events, or search capabilities. User experience is also driven by the type of user interface (for example, using a Swipe® gesture versus scrolling), a particular mix of free and paid features, ease of use, privacy, and security. Users expect every interaction with a dating product to be seamless and intuitive.
Our portfolio
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose. As a result, our strategy focuses on a portfolio approach of various brands in order to reach a broad range of users. The following is a list of our key brands:
Tinder. Tinder was launched in 2012 and has since risen to scale and popularity faster than any other product in the online dating category, growing to over 5.9 million average subscribers as of the fourth quarter of 2019. Tinder’s distinctive Swipe feature has led to significant adoption, particularly among the millennial and younger generations, which was previously underserved by the online dating category. Tinder employs a freemium model, through which users are allowed to enjoy many of the core features of Tinder for free, including limited use of the Swipe Right® feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the Swipe Right feature, a Tinder user must subscribe to either Tinder Plus®, launched in early 2015, or Tinder Gold™, which was launched in late summer 2017. Tinder users and subscribers may also pay for certain premium features, such as Super Likes™ and Boosts, on a pay-per-use basis.
Match. Match was launched in 1995 and helped create the online dating category. Among its distinguishing features are the ability to search profiles, receive algorithmic matches, and attend live events, promoted by Match, with other Subscribers. Additionally, Match offers its customers a higher level of service than most other brands, including access to date coaching services. Match is a brand that focuses on users with a higher level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Match relies heavily on word-of-mouth traffic, repeat usage, and paid marketing.
Meetic. Meetic, a leading European online dating brand based in France, was launched in 2001. Similar to Match, among its distinguishing features are the ability to search profiles, receive algorithmic matches, and attend live events, promoted by Meetic, with other Subscribers and non-Subscribers from time to time. Also, similar to Match, Meetic is a brand that focuses on users with a higher level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Meetic relies heavily on word-of-mouth traffic, repeat usage, and paid marketing.
OkCupid. OkCupid was launched in 2004 and has attracted users through Q&A approach to the dating category. Similar to Tinder, OkCupid relies on a freemium model. OkCupid has a loyal, highly educated user base predominately located in major cities in the United States and the United Kingdom, with an increasing presence in other global markets such as India.

Hinge. Hinge was launched in 2012 and has grown to be a popular app for the relationship-minded, particularly among the millennial and younger generations, in the United States and the United Kingdom. Following a series of primary investments, Match Group took a controlling stake in Hinge in June 2018 and purchased all of the remaining outstanding equity in December 2018. Hinge is a mobile-only experience and employs a freemium model. Hinge focuses on users with a higher level of intent to enter into a relationship and its product is designed to reinforce that approach.
Pairs. Pairs was launched in 2012 and is a leading provider of dating products in Japan, with a presence in Taiwan and South Korea. Pairs is a dating app that was specifically designed to address social barriers generally associated with the use of dating products in Eastern Asian countries, particularly Japan.
PlentyOfFish. PlentyOfFish was launched in 2003. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches. Similar to Tinder, PlentyOfFish has grown in popularity over the years and relies on a freemium model. PlentyOfFish has broad appeal in the central United States, Canada, the United Kingdom, and a number of other international markets.
OurTime. OurTime is the largest community of singles over age 50 of any dating product. We offer this product in the United States and a number of European markets.
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
The brands in our portfolio both compete and collaborate with each other. We attempt to empower individual brand leaders with the authority and incentives to grow their respective brand. Our brands compete with each other and with third-party dating businesses on brand characteristics, product features, and business model. We also attempt to centrally facilitate excellence and efficiency across the entire portfolio by:
•centralizing operational functions across certain brands where we have strength in personnel and sufficient commonality of business interest (for example, ad sales, online marketing, and technology centralized across some, but not all, brands);
•developing talent across the portfolio to allow for expertise development and career advancement while giving us the ability to deploy the best talent in the most critical positions across the company at any given time;
•sharing analytics and similar data to leverage product and marketing successes across our businesses rapidly for competitive advantage; and
•centralizing certain administrative functions, like legal, trust and safety, privacy, human resources, accounting, and finance, across the entire portfolio to enable each brand to focus more on growth.
Revenue
Our direct revenue is primarily derived from users in the form of recurring subscriptions, which typically provide unlimited access to a bundle of features for a specific period of time, and the balance from à la carte features, where users pay a non-recurring fee for a specific benefit or feature. Each of our brands offers a combination of free and paid features targeted to its unique community. In addition to direct revenue from our users, we generate indirect revenue from advertising, which makes up a much smaller percentage of our overall revenue as compared to direct revenue.

Sales and marketing
Certain of our brands attract the majority of their users through word-of-mouth and other free channels. Other brands rely on paid user acquisition for a significant percentage of their users. Our online marketing activities generally consist of purchasing social media advertising, banner, and other display advertising, search engine marketing, email campaigns, video advertising, business development or partnership deals, creating content, and hiring influencers to promote our products. Our offline marketing activities generally consist of television advertising and related public relations efforts.
Technology
Consistent with our general operating philosophy, each of our brands tends to develop its own technology systems to support its product, leveraging both open-source and vendor supported software technology. Each of our various brands has dedicated engineering teams responsible for software development and creation of new features to support our products across the full range of devices, from native mobile applications to desktop and mobile-web. Our engineering teams use an agile development process, allowing us to deploy frequent iterative releases of product features.
Brands such as Tinder, Pairs, and Hinge utilize hosted web services, primarily Amazon Web Services, to support their infrastructure. Other brands host through leased data centers located within the general geography served by the brand.
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
We believe that our ability to compete successfully will depend primarily upon the following factors:
•our ability to continue to increase consumer acceptance and adoption of dating products, particularly in emerging markets and other parts of the world where the stigma is beginning to erode;
•continued growth in internet access and smart phone adoption in certain regions of the world, particularly emerging markets;
•the continued strength of our brands;
•the breadth and depth of our active communities of users relative to those of our competitors;
•our ability to evolve our products and develop new products in response to our competitors’ offerings, user requirements, social trends, the ever-evolving technological landscape, and the ever-changing regulatory landscape, in particular, as it relates to the regulation of consumer digital media platforms;
•our ability to efficiently acquire new users for our products;
•our ability to continue to optimize our monetization strategies; and
•the design and functionality of our products.
A large portion of dating customers use multiple products over a given period of time, either concurrently or sequentially, making our broad portfolio of brands a competitive advantage.
Intellectual property
We regard our intellectual property rights, including trademarks, domain names and other intellectual property, as critical to our success.
For example, we rely heavily upon the use of trademarks (primarily Tinder, Match, PlentyOfFish, OkCupid, Meetic, OurTime, Pairs, and Hinge, and associated domain names, taglines and logos) to market our products and applications and build and maintain brand loyalty and recognition. We have an ongoing trademark and service mark registration program, pursuant to which we register our brand names, product names, taglines and logos and renew existing trademark and service mark registrations in the United States and other jurisdictions to the extent we determine it to be necessary or otherwise appropriate and cost-effective. In addition, we have a trademark and service mark monitoring policy pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as potential unauthorized use of our material trademarks and service marks. Our enforcement of this policy affords us valuable protection under current laws, rules and regulations. We also reserve and file registrations (to the extent available) and renew existing registrations for domain names that we believe are material to our business.
We also rely upon a combination of in-licensed third-party and proprietary trade secrets, including proprietary algorithms, and upon patented and patent-pending technologies, processes, and features relating to our matching process systems or related features, products, and services with expiration dates from 2023 to 2036. We have an ongoing invention recognition program pursuant to which we apply for patents to the extent we determine it to be core to our product or businesses or otherwise appropriate and cost-effective.
We rely on a combination of internal and external controls, including applicable laws, rules and regulations, and contractual restrictions with employees, contractors, customers, suppliers, affiliates and others, to establish, protect and otherwise control access to our various intellectual property rights.
Government regulation
We are subject to foreign and domestic laws and regulations that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to actions based on negligence, various torts, and trademark and copyright infringement, among other actions. See “Risk factors—Risks relating to our business—Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business” and “—Risks relating to our business—We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.”
Because we receive, store, and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy; the storage, sharing, use, processing, disclosure, and protection of personal data; and data breaches, primarily in the case of our operations in the United States and the European Union and our handling of personal data of users located in the United States and European Union, respectively. As a result, we could be subject to various private and governmental claims and actions. See “Risk factors—Risks relating to our business—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
As the provider of dating products with a subscription-based element, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing subscription payment models. Finally, certain U.S. states and certain countries in Asia have laws that specifically govern dating services.
Employees
As of December 31, 2019, we had approximately 1,700 full-time employees and approximately 100 part-time employees worldwide.
Additional Information
Corporate information. We were incorporated in the State of Delaware on February 12, 2009 as a wholly-owned subsidiary of IAC/InterActiveCorp (“IAC”).
Company website and public filings. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services, and other issues. It is possible that the information we post on social media could be deemed to be material information.

Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our SEC filings, press releases, and public conference calls. Neither the information on our website, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of ethics. The Company’s code of ethics applies to all employees (including Match Group’s principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on the Company’s website at https://ir.mtch.com under the heading of “Corporate Governance.” This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for Match Group’s executive officers, senior financial officers or directors, will also be disclosed on Match Group’s website.
Relationship with IAC
Relationship prior to Separation
Equity ownership and vote. Match Group has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 31, 2020, IAC owned 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock and 18,160,609 shares of common stock. These holdings collectively represent approximately 80.7% of our outstanding shares of capital stock and approximately 97.5% of the combined voting power of our outstanding capital stock.
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
Services agreement. The services agreement currently governs services that IAC has agreed to provide through November 24, 2020, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the combined voting power of our voting stock and any subsequent extension or truncation agreed to by us and IAC.
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
Subordinated loan credit facility. The subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”) allowed the Company to make requests to IAC to borrow funds. At December 31, 2019, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility. The IAC Subordinated Loan Facility was terminated February 26, 2020.

For additional information regarding these agreements, see “Note 16—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements.”
Separation
On December 19, 2019, Match Group and IAC entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through a series of transactions (the “Transactions”) that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” (referred to herein as “New Match”) and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc. (which we refer to as “New IAC”), which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group (other than IAC) and of IAC owning shares in New Match (the “Separation”). Completion of the Separation is expected to occur in mid-second quarter of 2020.
Under the terms of the Transaction Agreement, if the closing of the Transactions occurs, Match Group will merge with and into an indirect wholly-owned subsidiary of IAC (“New Match Merger Sub”), with New Match Merger Sub surviving the merger as an indirect wholly-owned subsidiary of New Match. Match Group stockholders (excluding shares owned by IAC, Match Group, or any of their respective wholly owned subsidiaries) will receive, through the merger, in exchange for each outstanding share of Match Group common stock that they hold, one share of New Match common stock and, at the holder’s election, either (i) $3.00 in cash or (ii) a fraction of a share of New Match common stock with a value of $3.00 (calculated pursuant to the Transaction Agreement) (an “additional stock election”). In the event the holder fails to make a valid election, the holder will be treated as if such holder made an additional stock election. As a result of the merger and other transactions contemplated by the Transaction Agreement, Match Group stockholders (other than IAC) will become stockholders of New Match, which will hold the businesses of Match Group and certain IAC financing subsidiaries and be separate from the other business of IAC.
Following the Separation, Match Group will be a wholly-owned subsidiary of New Match and New Match will continue to own certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding exchangeable notes. If the Separation is not completed, Match Group will remain a majority-owned subsidiary of IAC, and IAC may pursue other options with respect to its ownership interest in Match Group.
Under the terms of the Transaction Agreement, Match Group has agreed to make a loan (the ‘‘Intercompany Loan’’) to IAC, in an aggregate principal amount equal to the product of $3.00 and the number of shares of Match Group capital stock outstanding immediately prior to the effective time of the Separation. IAC will contribute the proceeds of the loan, less an amount necessary to fund all valid cash elections, to New IAC as part of the closing of the Transactions. Following the Separation, the Intercompany Loan will be the obligation of New Match payable to Match Group and may be eliminated during certain intercompany transactions between New Match and Match Group. In the event that the Separation is not consummated, we do not intend to make the Intercompany Loan.
Relationship after the Separation
Transition services agreement. At or prior to the closing of the Separation, New Match and New IAC will enter into a transition services agreement, pursuant to which New IAC will provide certain of the services to New Match following the closing that IAC has historically provided to Match Group. New Match will also provide certain services to New IAC following the closing that Match employees are currently providing to IAC. The costs charged to the recipient party of services will generally be determined based on the actual costs incurred by the service provider in providing such services.
Employee matters agreement. At or prior to the closing of the Separation, New Match and New IAC will enter into an employee matters agreement, which will cover compensation and benefits matters related to the Separation. Following the Separation, New Match employees will continue to participate in New IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until December 31, 2020 (or such earlier date as requested by New Match upon 120 days’ notice), following which time, New Match will have established its own employee benefit plans. New Match will reimburse New IAC for the costs of such participation.

Tax matters agreement. At or prior to the closing of the Separation, IAC and New IAC will enter into a tax matters agreement pursuant to which, among other things, each of IAC and New IAC will be responsible for certain tax liabilities and obligations following the Separation. Under the tax matters agreement, New IAC generally will be responsible for, and will indemnify New Match against, any liabilities incurred as a result of the failure of the Separation to qualify for the intended tax-free treatment unless, subject to certain exceptions, the failure to so qualify is attributable to Match Group’s (or, after the merger, New Match’s) actions or failure to act, Match Group’s breach of certain representations or covenants or certain acquisitions of equity securities of New Match, in each case, described in the tax matters agreement, (a “Match fault-based action”). If the failure to so qualify is attributable to a Match fault-based action, New Match will be responsible for liabilities incurred as a result of such failure and will indemnify New IAC against such liabilities so incurred by New IAC or its affiliates.
Contribution Agreement
On December 19, 2019, in connection with the execution of the Transaction Agreement, TMC Realty, L.L.C. and 8831-8833 Sunset, LLC (each an affiliate of IAC, and together the “Contributors”) and Match Group entered into a Contribution Agreement providing for the contribution of 8800 West Sunset Boulevard and 8833 West Sunset Boulevard by the Contributors to two wholly-owned subsidiaries of Match Group (the “Contribution”). On January 31, 2020, the Contributors completed the Contribution for aggregate consideration of 1,378,371 shares of Match Group common stock.

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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this annual report. Match Group does not undertake to update these forward-looking statements.
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
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours. For example, Facebook has introduced a dating feature on its platform, which it has rolled out in North America and other markets and has stated it plans to roll out globally. These social media competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different product features or services that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.
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
Our portfolio companies own, operate, and manage a diverse variety of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience and revenue generation from that product’s community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. Over time, users of our newer brands with lower monetization rates per user comprise an increasingly larger percentage of our user base. If this trend leads to a significant portion of users of our brands with higher monetization rates migrating to our less profitable brands, our business, financial condition and results of operations could be adversely affected. See “Item 7—Management’s discussion and analysis of financial condition and results of operations—Management overview—Trends affecting our business.”
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
We operate in various international markets, primarily in various jurisdictions within the European Union and Asia. During the fiscal years ended December 31, 2019 and 2018, 53% and 50% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. Our exposure is primarily related to the Euro, and to a lesser extent, the British Pound (“GBP”). The average GBP and Euro exchange rates strengthened against the U.S. Dollar by 4% and 5%, respectively, in 2019 compared to 2018. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
The departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the GBP and the full impact of Brexit remains uncertain. To the extent that the U.S. dollar strengthens relative to either the Euro, the GBP or both, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability.
Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
Distribution and marketing of, and access to, our dating products depends, in significant part, on a variety of third-party publishers, platforms and mobile app stores. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.
We market and distribute our dating products (including related mobile applications) through a variety of third-party publishers and distribution channels, including Facebook, which has rolled out its own dating product. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.
Additionally, our mobile applications are almost exclusively accessed through the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, the features we provide, the manner in which we market our in-app products, and our ability to access information about our users and subscribers that they collect. Apple or Google could also make changes to their operating systems or payment services that could negatively impact our business. There is no assurance that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our products, the features we provide, the manner in which we market our in-app products within our applications or through other applications and services, and our ability to access information about our users and subscribers that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected.

Lastly, in the case of Tinder, Hinge, and certain of our other products, many users historically registered for (and logged into) the application exclusively through their Facebook profiles. While we have launched an alternate authentication method that allows users to register for (and log into) Tinder, Hinge, and our other products using their mobile phone number, no assurances can be provided that users will no longer register for (and log into) these products through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the data collected by its platform and its use thereof and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method or to allow Facebook to use such data to gain a competitive advantage. If Facebook did so, our business, financial condition and results of operations could be adversely affected.
The success of our products will depend, in part, on our ability to access, collect, and use personal data about our users and subscribers.
We depend on mobile app stores, in particular, the Apple App Store and Google Play Store, to market, distribute and monetize our mobile applications. Our users and subscribers engage with these platforms directly and may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. These platforms have restricted our access to personal data about our users and subscribers obtained through their platforms. If these platforms continue to limit or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use personal data about our users and subscribers that they have collected, the ability of our products to identify and communicate with a meaningful portion of our users and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target, and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties, and our ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including registered sex offenders, may be negatively impacted. There is no assurance that the mobile app stores upon which we rely will not limit or increasingly limit, eliminate, or otherwise interfere with our ability to access, collect, and use personal data about our users and subscribers that they have collected. To the extent that they do so, our business, financial condition, and results of operations could be adversely affected.
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
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Match Group and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.
Our success depends, in part, on the integrity of our systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our systems and infrastructures must perform well on a consistent basis. We have in the past, and we may from time to time in the future, experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations.
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
We are regularly under attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate customer information, including credit card information and account login credentials. While we have invested (and continue to invest) in the protection of our systems and infrastructures, in related personnel and training and in employing a strategy of data minimization, where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructures, prevent us from providing our products, erode our reputation and brands, result in the disclosure of confidential or sensitive information of our users and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties.
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
We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information and member-to-member communications, and enable our users to share their personal information with each other. In some cases, we engage third party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our vendors and partners) occur, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and their competitive positions may be diminished, any or all of which might adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, sex-trafficking, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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
Proposed or new legislation and regulations could also adversely affect our business. For example, the European Commission and several countries have recently adopted, or intend to adopt, proposals that would change various aspects of the current tax framework under which we are taxed, including proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, France enacted a Digital Services Tax in 2019 retroactive to January 1, 2019, which is applicable to our business. The United Kingdom has also proposed a similar tax applicable to digital services, which includes business activities on social media platforms, and would likely apply to our business. One or more of these or similar proposals could adversely affect our business, financial condition and results of operations.
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide our services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, in February 2019, the Secretary of State for Digital, Culture, Media and Sport of the United Kingdom, indicated in public comments that his office intends to inquire as to the measures utilized by online dating platforms, including Tinder, to prevent access by underage users. In addition, in April 2019, the United Kingdom published proposed legislation, which would establish a new regulatory body to establish duties of care for internet companies and to assess compliance with these duties of care. Under the proposed law, failure to comply could result in fines, blocking of services and personal liability for senior management. There have also been calls for legislation to limit or remove the protections afforded technology platforms under the Communications Decency Act in the United States and under the e-Commerce Directive in the European Union. To the extent such new or more stringent measures are required to be implemented, or existing protections are limited or removed, our business, financial condition and results of operations could be adversely affected.
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
There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016, the European Commission adopted the General Data Protection Act (“GDPR”), a comprehensive European Union (“EU”) privacy and data protection reform that became effective in May 2018. The act applies to companies established in the European Union or otherwise providing services or monitoring the behavior of people located in the European Union and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies. In addition, Brexit could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. Multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress. Various U.S. state legislatures, including those in New York, Washington, Virginia, and Illinois, intend to consider privacy legislation in 2020. Other U.S. state legislatures have already passed and enacted privacy legislation, most prominent of which is the California Consumer Privacy Act of 2018, which was signed into law in June 2018 and came into effect on January 1, 2020. A ballot initiative to address privacy concerns has also been filed with the Office of the California Attorney General and, provided it meets appropriate legal requirements, is expected to be presented to California voters on the November 2020 ballot. Additionally, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by its levying, in July 2019, of a first-of-its kind, $5 billion fine against Facebook for privacy violations.
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
Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
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
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.

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
In addition, the reputations of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue or unlawful. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users could nonetheless engage in activities that violate our policies. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
Concerns about harms and the use of dating products and social networking platforms for illegal conduct, such as romance scams, promotion of false or inaccurate information, financial fraud, and sex-trafficking, have produced and could continue to produce future legislation or other governmental action. For example, in April 2018, the Allow States and Victims to Fight Online Sex Trafficking Act became effective in the United States and allows victims of sex trafficking crimes, as well as other state and local authorities, to seek redress from platforms in certain circumstances in connection with sex trafficking of individuals online. The European Union and the United Kingdom have also launched consultations, and the United Kingdom has released its Online Harms White Paper, which proposed legislation that would expose platforms to similar or more expansive liability. There have also been calls for legislation to limit or remove the protections afforded technology platforms under the Communications Decency Act in the United States and under the e-Commerce Directive in the European Union. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding such harms, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon patented and patent-pending proprietary technologies and trade secrets relating to matching process systems and related features and products.
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
From time to time, we have been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets and patents or to determine the validity and scope of proprietary rights claimed by others. For example, in March 2018, we filed a lawsuit against Bumble Trading Inc., which operates and markets the online dating application Bumble in the United States, for patent and trademark infringement, as well as trade secret misappropriation. Bumble’s counterclaims request that our trademark registration for our SWIPE trademark be cancelled and that a number of our pending applications for trademark registration be denied. This case is currently pending in Federal Court in the Western District of Texas. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Our brands are available in over 40 different languages all over the world. Our international revenue represented 53% and 50% of our total revenue for the fiscal years ended December 31, 2019 and 2018, respectively.
Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:
•operational and compliance challenges caused by distance, language and cultural differences;
•difficulties in staffing and managing international operations;
•differing levels of social and technological acceptance of our dating products or lack of acceptance of them generally;
•foreign currency fluctuations;
•restrictions on the transfer of funds among countries and back to the United States and costs associated with repatriating funds to the United States;
•differing and potentially adverse tax laws;
•multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;
•compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, and intermediary liability;
•competitive environments that favor local businesses;
•limitations on the level of intellectual property protection; and
•trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.

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
We have made numerous acquisitions in the past and we continue to seek potential acquisition candidates. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions, especially those with limited operating histories;
•accurately review acquisition candidates’ business practices against applicable laws and regulations and, where applicable, implement proper remediation controls, procedures, and policies;
•successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;
•successfully identify and realize potential synergies among acquired and existing businesses;
•fully identify potential risks and liabilities associated with acquired businesses;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio.
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
Risks related to our ongoing relationship with IAC prior to the Separation
IAC controls our company and has the ability to control the direction of our business.
As of January 31, 2020, IAC owned 18,160,609 shares of our common stock and 209,919,402 shares of Class B common stock representing 100% of our outstanding Class B common stock. IAC’s ownership of our outstanding common stock and Class B common stock represents approximately 80.7% of our outstanding shares of capital stock and approximately 97.5% of the combined voting power of our outstanding capital stock. As long as IAC owns shares of our capital stock representing a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder. As a result, prior to the Separation, IAC has the ability to control significant corporate activities, including:
•the election of our board of directors and, through our board of directors, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;
•acquisitions or dispositions of businesses or assets, mergers or other business combinations;
•issuances of shares of our common stock, Class B common stock, Class C common stock and our capital structure;
•corporate opportunities that may be suitable for us and IAC, subject to the corporate opportunity provisions in our certificate of incorporation, as described below;
•our financing activities, including the issuance of additional debt and equity securities, or the incurrence of other indebtedness generally;
•the payment of dividends; and
•the number of shares available for issuance under our equity incentive plans for our prospective and existing employees.
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
In addition, pursuant to an investor rights agreement between us and IAC, prior to the Separation and in the event the Separation is not consummated, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to an employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our agreements with IAC, see “Note 16—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements.”
In addition, because of our relationship with IAC, credit rating agencies have considered, and prior to the Separation and in the event the Separation is not consummated, could continue to consider, IAC’s creditworthiness when determining a corporate credit rating for us or credit ratings for our debt. Accordingly, prior to the Separation and in the event the Separation is not consummated, the activities of, or developments at, IAC that are outside of our control could have a negative impact on such credit ratings. A lowering of our corporate credit ratings or the credit ratings assigned to our debt could harm our ability to incur additional debt on acceptable terms. Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this “Risk factors” section relating to IAC’s control of us and the potential conflicts of interest between IAC and us.
Prior to the Separation, our certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
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
IAC’s interests may conflict with our interests and the interests of our stockholders. Prior to the Separation and in the event the Separation is not consummated, conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
Various conflicts of interest between us and IAC could arise. As of the date of this report, five of our ten directors are current members of the board of directors or executive officers of IAC. Ownership interests of directors or officers of IAC in our stock and ownership interests of our directors and officers in the stock of IAC, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to our company. These decisions could include:
•corporate opportunities;
•the impact that operating decisions for our business may have on IAC’s consolidated financial statements;
•the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on IAC’s current or future indebtedness or the covenants under that indebtedness;
•business combinations involving us;
•our dividend policy;
•management stock ownership; and
•the intercompany services and agreements between IAC and us.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with IAC in the future or in connection with IAC’s desire to enter into new commercial arrangements with third parties.
Furthermore, prior to the Separation and in the event the Separation is not consummated, disputes may arise between IAC and us relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:
•tax, employee benefit, indemnification and other matters;
•the nature, quality and pricing of services IAC agrees to provide to us;
•sales or other disposal by IAC of all or a portion of its ownership interest in us; and
•business combinations involving us.
We may not be able to resolve any potential conflicts with IAC, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by IAC, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We are currently a “controlled company” as defined in the NASDAQ rules, and rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
As a result of IAC owning more than 50% of the combined voting power of our share capital, we are currently a “controlled company” under the Marketplace Rules of the NASDAQ Stock Market, or the Marketplace Rules. As a “controlled company,” we are exempt from the obligation to comply with certain Marketplace Rules related to corporate governance, including the following requirements:
•that a majority of our board of directors consists of “independent directors,” as defined under the Marketplace Rules; and

•that we have a nominating/governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Accordingly, prior to the Separation and for so long as we are a “controlled company,” our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Marketplace Rules.
Prior to the Separation and in the event the Separation is not consummated, in order to preserve the ability of IAC to distribute its shares of our capital stock on a tax-free basis, and to maintain tax consolidation with IAC for U.S. federal income tax purposes, we may be prevented from pursuing opportunities to raise capital, effectuate acquisitions or provide equity incentives to our employees, and our ability to manage our capital structure may also be adversely impacted, all of which could hurt our ability to grow.
Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our nonvoting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. IAC has advised us that it intends to use its majority voting interest to retain its ability to engage in such a transaction. In addition, IAC must maintain ownership of at least 80% of our outstanding capital stock in order to maintain tax consolidation with us for U.S. federal income tax purposes. As of the date of this report, IAC has advised us that it currently intends to take such actions, or cause Match Group to take such actions, as may be necessary in order to preserve tax consolidation. Each of these intentions may cause IAC to not support transactions we wish to pursue that involve issuing shares of our capital stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees, and may also otherwise impact our overall capital management strategy. The inability to pursue any such transactions or any reduced flexibility in the management of our capital structure, may adversely affect our business, financial condition and results of operations. See “—IAC controls our company and will have the ability to control the direction of our business” and “—IAC’s interests may conflict with our interests and the interests of our stockholders.” Conflicts of interest between IAC and us could be resolved in a manner unfavorable to us and our public stockholders.
Prior to the Separation and in the event the Separation is not consummated, our agreements with IAC will require us to indemnify IAC for certain tax liabilities and may limit our ability to engage in desirable strategic or capital raising transactions, including following any distribution by IAC of our capital stock to its stockholders.
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
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds (18,160,609 shares of our common stock and 209,919,402 shares of our Class B common stock, representing all of our outstanding Class B common stock, as of January 31, 2020). Any sales by IAC in the public market or distributions to its stockholders of substantial amounts of our stock in the form of common stock or Class B common stock, or the filing by IAC of a registration statement relating to a substantial amount of our stock, could depress the price of our common stock.
In addition, prior to the Separation and in the event the Separation is not consummated, IAC has the right, subject to certain conditions, to require us to file registration statements covering the sale of its shares or to include its shares in other registration statements that we may file. In the event IAC exercises its registration rights and sells all or a portion of its shares of our capital stock, the price of our common stock could decline.
Prior to the Separation and in the event the Separation is not consummated, the services that IAC provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
IAC currently provides (and, in the event the Separation is not consummated, is expected to continue to provide) us with corporate and shared services related to certain corporate functions, including tax and other services, for a fee provided in the services agreement described in “Item 1—Business-Relationship with IAC.” IAC is not obligated to provide these services in a manner that differs from the nature of the service when we were a wholly-owned subsidiary of IAC, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from IAC, we may not be able to perform these services ourselves, or find appropriate third-party arrangements at a reasonable cost, and the cost may be higher than that charged by IAC.
Risks relating to our indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2019, we had total debt outstanding of approximately $1.6 billion and borrowing availability of $500 million under our revolving credit facility. In February 2020, we issued an additional $500 million of senior notes and increased the borrowing availability under our revolving credit facility to $750 million.
Our indebtedness could have important consequences, such as:
•limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
•restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results; increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and
•limiting our ability to react to changing market conditions in our industry and in our customers’ industries.
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
Subject to the restrictions in our credit agreement (which includes our revolving credit facility and term loan) and the restrictions included in the indentures related to our 6.375% Senior Notes due 2024, 5.00% Senior Notes due 2027, 5.625% Senior Notes due 2029, and the 4.125% Senior Notes due 2030 (the “Match Group Senior Notes”), we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our credit agreement and the indentures related to the Match Group Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our current and planned indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations will depend upon, among other things:
•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
•our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.
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
Our credit agreement and the indentures related to the Match Group Senior Notes contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•create liens on certain assets;
•incur additional debt;
•make certain investments and acquisitions;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•sell certain assets;
•pay dividends on or make distributions in respect of our capital stock or make restricted payments;
•enter into certain transactions with our affiliates; and
•cause our subsidiaries to pay dividends or make other distributions to us.
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
We currently have $425 million of indebtedness outstanding under our term loan and no outstanding borrowings under our revolving credit agreement. Borrowings under the term loan are, and any borrowings under our revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. At December 31, 2019, our term loan bore interest at LIBOR plus 2.50% and the rate in effect was 4.44%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest and expense payments on the outstanding balance and rate in effect as of December 31, 2019 on the term loan would increase or decrease, respectively, $4.3 million. See also “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”
Risks relating to the Separation
We may be unable to achieve some or all of the benefits that we expect to achieve through the Separation.
The full strategic and financial benefits expected to result from the Separation may be delayed or may never occur at all. For instance, there can be no assurance that we will be able to attract transaction partners using its capital stock as acquisition currency and that analysts and investors will regard its new corporate structure as more clear and simple than our current corporate structure.
If the Transactions, including the Separation and our subsequent merger, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could suffer material adverse consequences.
If the Transactions are implemented, following the completion of the Separation and the merger of Match Group into New Match Merger Sub (the “Merger”), our successor will become a wholly-owned subsidiary of New Match Group and most of IAC’s existing other subsidiaries will be held under a separate public company. It is a condition to each party’s obligation to the Transaction Agreement that each of IAC, Match Group, and New IAC receive opinions of IAC’s outside counsel, among other things, to the effect that the Separation and related transactions taken together, and the Merger, will be tax-free for U.S. federal income tax purposes. The opinions of counsel will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC, Match Group, and New IAC, including those relating to the past and future conduct of IAC, Match Group, and New IAC. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the transaction-related agreements and documents or in any document relating to the opinions of counsel are inaccurate or not complied with by IAC, Match Group, New IAC, or any of their respective subsidiaries, the opinions of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinions of counsel regarding the transactions, the U.S. Internal Revenue Service (“IRS”) could determine that some or all of the transactions effected in connection with the Transactions should be treated as taxable for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinions of counsel were based are inaccurate or have not been complied with. Moreover, even if the foregoing representations, assumptions or undertakings are accurate and have been complied with, the opinions of counsel merely represent the judgment of such counsel and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinions of counsel. Accordingly, notwithstanding receipt of the opinions of counsel, there can be no assurance that the IRS will not assert that the transactions effected in connection with the Transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, parties to the Transactions, including IAC (and its successor New Match Group) could be subject to tax with respect to the Transactions.
For example, if the transactions effected in connection with the Separation were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, IAC would recognize a taxable gain as if it had sold the New IAC stock in a taxable sale for its fair market value. Even if the transactions effected in connection with the Separation were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, it may result in taxable gain to IAC under Section 355(e) of the Code if the transactions effected in connection with the Separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC or New IAC. For this purpose, any acquisitions of IAC stock (or New Match stock after the merger) or New IAC stock within the period beginning two years before the Separation and ending two years after the Separation are presumed to be part of such a plan, although IAC or New IAC may be able to rebut that presumption.
If the Transactions are implemented, because our successor and our subsidiaries will form part of New Match Group’s consolidated tax group (and because it is possible that our successor will be a disregarded entity, the regarded owner of which for U.S. federal income tax purposes may be New Match), we and our subsidiaries could be liable to satisfy any tax liabilities of New Match with respect to the Transactions if their tax-free treatment for U.S. federal income tax purposes were successfully challenged by the IRS. While, in some cases, New IAC may be obligated under the Tax Matters Agreement to indemnify us for some or all of such taxes, even in those cases, there is no assurance that they will in fact indemnify us.
In addition, if the Merger were determined to be taxable for U.S. federal income tax purposes, we would be subject to tax on the transfer of our assets to New Match Merger Sub. Although, as discussed above, we expect that the Transactions will be respected as tax-free, there can be no assurance in this regard. If we, our successor or our subsidiaries were required to pay taxes imposed on IAC (and its successor New Match) with respect to the Transactions, our cash flows could be adversely affected.
New Match may not be able to engage in desirable capital-raising or strategic transactions following the Separation.
Under current U.S. federal income tax law, a distribution that otherwise qualifies for tax-free treatment can be rendered taxable to the distributing corporation and its stockholders as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of the corporation the stock of which is distributed. To preserve the tax-free treatment of the transactions effected in connection with the Separation, the tax matters agreement will impose certain restrictions on New Match and its subsidiaries during the two-year period following the Separation, except in specific circumstances, (1) ceasing to actively conduct certain of their businesses; (2) entering into certain transactions or series of transactions pursuant to which all or a portion of the shares of New Match common stock would be acquired, whether by merger or otherwise; (3) liquidating or merging or consolidating with any other person; (4) issuing equity securities beyond certain thresholds; (5) repurchasing shares New Match common stock, other than in certain open-market transactions; or (6) taking or failing to take any other action that would cause the transactions effected in connection with the Separation to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit the ability of New Match to pursue certain equity issuances, strategic transactions, repurchases or other transactions that it may otherwise believe to be in the best interests of its stockholders or that might increase the value of its business.
After the Separation, actual or potential conflicts of interest may develop between the management and directors of New IAC, on the one hand, and the management and directors of New Match, on the other hand.
After the Separation, certain New Match directors and the management and directors of New IAC may own both New IAC common stock and New Match common stock. In addition, two of New Match’s directors will be executives, and in one case, a director, of New IAC. This ownership overlap could create, or appear to create, potential conflicts of interest when New Match’s directors and New IAC’s management and directors face decisions that could have different implications for New IAC and New Match. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between New IAC and New Match regarding the terms of the agreements governing the Separation and the relationship between New IAC and New Match thereafter, including the transaction agreement, the employee matters agreement, the tax matters agreement, the transition services agreement, or any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if New IAC and New Match enter into any commercial arrangements in the future.
In addition, Joseph Levin will serve as the executive chairman of the New Match board of directors, while also serving as the Chief Executive Officer of New IAC, Glenn H. Schiffman will serve as a director of New Match while also serving as an executive officer of New IAC, and Alan G. Spoon will serve as a director of each of New Match and New IAC. The fact that Messrs. Levin, Schiffman, and Spoon will hold positions with both New IAC and New Match could create, or appear to create, potential conflicts of interest for each of them when facing decisions that may affect both New IAC and New Match, and each of them also face conflicts of interest with regard to the allocation of his time between New IAC and New Match.
The Reclassification Exchange Ratio is a calculation that is subject to a number of factors that are outside of the control of IAC and Match Group and will not be known until just before the closing.
The number of shares of IAC Class M common stock into which shares of IAC common stock and IAC Class B common stock will be reclassified (which we refer to as the “Reclassification Exchange Ratio”) is a calculation that will not be known until just before the closing of the Separation and is based on a variety of factors that are outside of the control of IAC and Match Group, including, among other things, the value of the exchangeable notes issued by the exchangeable notes issuers and related hedging instruments that will be retained by New Match, the cost of the New Match stock options to be received by IAC employees in respect of their existing IAC stock options, the number of shares of IAC Class M common stock (or New Match common stock), if any, sold in the IAC Class M equity offering and the number of shares of New Match common stock issued to non-IAC stockholders of Match Group in respect of additional stock elections and non-elections. Accordingly, Match Group stockholders will not know the number of shares of IAC Class M common stock into which the shares of IAC capital stock will be reclassified, and consequently the percentage interest in New Match represented by a share of New Match common stock, until after the date of the IAC annual meeting and the date of the Match special meeting.
The Separation is subject to certain closing conditions that, if not satisfied or waived, will result in the Separation not being completed, which may cause the market price of Match Group securities to decline.
The completion of the Separation is subject to the satisfaction (or waiver) of a number of conditions, including the receipt of certain approvals from the stockholders of IAC and Match Group and the absence of material litigation. Some of the conditions to the completion of the Separation are outside of the control of IAC and Match Group. If any condition to the closing of the Separation is not satisfied or waived, the Separation will not be completed. In addition, IAC and Match Group may terminate the transaction agreement in certain circumstances.
If IAC and Match Group do not complete the Separation, the market price of Match Group securities may fluctuate to the extent that the current market prices of the shares reflect a market assumption that the Separation will be completed. Match Group will also be obligated to pay certain investment banking, financing, legal, and accounting fees and related expenses in connection with the Separation, whether or not the Separation is completed. In addition, Match Group has expended, and will continue to expend, significant management resources in an effort to complete the Separation. If the Separation is not completed, Match Group will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.
New Match may incur increased expenses if the transition services agreement with New IAC is terminated.
In connection with the Separation, New Match will enter into a transition services agreement and various other agreements with New IAC, pursuant to which New IAC will provide New Match with certain specified services on a transitional basis in areas where New Match may need assistance and support following the Separation. Depending on the particular service being provided, the agreements will extend for up to twelve months after the Separation, but may be terminated earlier under certain circumstances, including a default. If the transition services agreement is terminated, New Match may be required to obtain such services from a third party. This may be more expensive than the fees that New Match will be required to pay under the agreements with New IAC.
After the Separation, New Match’s certificate of incorporation could prevent New Match from benefiting from corporate opportunities that might otherwise have been available to New Match.
Subject to obtaining the required approvals from the IAC stockholders, New Match’s certificate of incorporation following the Separation is expected to have a “corporate opportunity” provision in which New Match and its affiliates renounce any interests or expectancy in corporate opportunities which become known to any of New Match’s directors or officers who are also officers or directors of New IAC.
Generally, New Match’s officers or directors who are also New IAC’s officers or directors will not be liable to New Match or its stockholders for breach of any fiduciary because such person fails to communicate or offer to New Match a corporate opportunity that has been communicated or offered to New IAC, that may also be a corporate opportunity of New Match or because such person communicates or offers to New IAC any corporate opportunity that may also be a corporate opportunity of New Match. In order for any New Match director or officer who is also a New IAC director or officer not to be liable to New Match or its stockholders, such opportunity cannot become known to the officer or director in his or her capacity as a New Match director or officer and cannot be presented to any party other than New IAC. In addition, such officer or director cannot pursue such opportunity in his or her individual capacity. The corporate opportunity provision may exacerbate conflicts of interest between New IAC and New Match because the provision effectively permits any of New Match’s directors or officers who also serve as an officer or director of New IAC to choose to direct a corporate opportunity to New IAC instead of to New Match.
Exchange of the exchangeable notes may dilute the ownership interests of existing stockholders or may otherwise depress the price of New Match common stock.
In connection with the Separation, New Match will retain IAC’s obligations as a guarantor under the indentures relating to the exchangeable notes. Following completion of the Separation, the exchangeable notes will continue to be exchangeable into shares of New Match common stock in certain circumstances. The exchange of some or all of the exchangeable notes may dilute the ownership interests of New Match stockholders to the extent New Match delivers shares upon exchange of any of the exchangeable notes. While the exchangeable note hedges are expected to reduce the potential dilutive effect on New Match common stock upon any exchange of exchangeable notes and/or offset any cash payment the issuers of the exchangeable notes would be required to make in excess of the principal amount of the exchanged notes, the warrants have a dilutive effect to the extent that the market price per share of New Match common stock exceeds the strike price of the warrants. Any sales in the public market of New Match common stock issuable upon such exchange could adversely affect prevailing market prices of New Match common stock. In addition, the existence of the exchangeable notes may encourage short selling of New Match common stock by market participants because the exchange of the exchangeable notes could be used to satisfy short positions. In addition, the anticipated exchange of the exchangeable notes could depress the price of New Match common stock.
The shares of New Match common stock to be received by Match stockholders as a result of the Separation will have different rights from the shares of Match common stock and Match Class B common stock currently held.
Upon completion of the Separation, Match Group stockholders will become New Match stockholders and their rights as stockholders will be governed by New Match’s certificate of incorporation and bylaws. Certain of the rights associated with New Match common stock are different from the rights associated with Match Group common stock and Class B common stock. For example, under New Match’s certificate of incorporation and bylaws, New Match stockholders (i) will be entitled to one vote per share, (ii) will not have the power to call special meetings of stockholders, (iii) if approved by IAC stockholders at the IAC annual meeting, will not have the power to remove directors without cause and will not have the power to fill director vacancies and (iv) if approved by IAC stockholders at the IAC annual meeting, will not have the power to act by written consent.
Risks relating to ownership of our common stock prior to the Separation
The multi-class structure of our capital stock has the effect of concentrating voting control with holders of our Class B common stock and limiting the ability of holders of our common stock to influence corporate matters.
Our publicly held common stock has one vote per share and our Class B common stock has ten votes per share. As of January 31, 2020, IAC owned all of the shares of our outstanding Class B common stock and 18,160,609 shares of our common stock, collectively representing approximately 80.7% of our outstanding shares of capital stock and approximately 97.5% of the combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our capital stock, even when the outstanding shares of Class B common stock represent a small minority of our outstanding capital stock, and such voting control will be concentrated with IAC. This concentrated control will significantly limit your ability to influence corporate matters.
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
During 2019, our common stock closing price traded as high as $91.77 and as low as $41.12 and on February 26, 2020, the closing price of our common stock was $66.04. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks generally, or those in our industry in particular;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•volatility in the market price of our common stock due to the limited number of shares of our common stock held by the public;
•sales of shares of our stock by us and/or our directors, executive officers, employees and stockholders;

•the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, and any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new brands, products or services;
•the public’s reaction to our earnings releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of (or changes to) existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management or our board composition; and
•general economic conditions and slow or negative growth in any of our significant markets.
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
These dilutive securities are reflected in our share calculations underlying our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2019, 2018 and 2017. For more information, see “Note 10—Earnings per Share” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.” Intra-quarter movements in our stock price, could lead to more or less dilution than reflected in these calculations.
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
Our quarterly results and operating metrics have fluctuated historically, and we expect that they could continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the timing, size and effectiveness of our marketing efforts;

•fluctuations in the rate at which we attract new users, the level of engagement of such users and the propensity of such users to subscribe to our brands or to purchase à la carte features;
•increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates;
•the timing, size and effectiveness of non-marketing operating expenses that we may incur to grow and expand our operations, develop new products and remain competitive;
•the performance, reliability and availability of our technology, network systems and infrastructure and data centers;
•operational and financial risks we may experience in connection with historical and potential future acquisitions and investments;
•legal costs and settlements; and
•general economic conditions in either domestic or international markets.
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
We paid a special cash dividend in December 2018; however, we have no current plans to pay cash dividends on our common stock and Class B common stock. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:
•our historical and projected financial condition, liquidity and results of operations;
•our capital levels and needs;
•tax considerations;
•any acquisitions or potential acquisitions that we may consider;
•statutory and regulatory prohibitions and other limitations;
•the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, including the Match Group Credit Agreement and the indentures relating to the Match Group Senior Notes;
•general economic conditions; and
•other factors deemed relevant by our board of directors.
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
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous, including provisions which:

•authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•limit the ability of our stockholders to call special meetings of stockholders;
•provide that certain litigation against us can only be brought in Delaware; and
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Match Group believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. Match Group’s facilities, most of which are leased (in some cases, from IAC) in various cities in the United States and abroad, generally consist of executive and administrative offices and data centers.
We believe that our current facilities are adequate to meet our ongoing needs. We also believe that, if we require additional space, we will be able to lease additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
Overview
We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as patent infringement claims, trademark oppositions, and consumer or advertising complaints, as well as stockholder derivative actions, class action lawsuits, and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.
Consumer Class Action Litigation Challenging Tinder’s Age-Tiered Pricing
On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act (the “Unruh Act”) by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision. On May 9, 2018, the California Supreme Court denied the petition. The case was then returned to the trial court for further proceedings.

In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval of a class-wide settlement, the terms of which are not material to the Company. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties are in the process of briefing the appeal.
On September 13, 2019, Tinder filed a motion to stay the Candelore case pending the Ninth Circuit’s decision on the appeal of the court-approved settlement in the Kim case. On November 13, 2019, the court issued an order staying the class claims in the Candelore case pending the Ninth Circuit’s decision on the Kim appeal. We believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion, which remains pending.
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations.
Document discovery in the case is substantially complete and deposition discovery is underway. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations against Match Group and IAC in this lawsuit are without merit and will continue to defend vigorously against it.
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
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC opposed the motion, which remains pending.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena.
Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Match Group
On October 3, 2019, a Match Group shareholder filed a securities class action lawsuit in federal court in Texas against Match Group, Inc., its CEO, and its CFO, on behalf of a class of acquirers of Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas, Dallas Division). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that Defendants failed to disclose to investors that the Company induced customers to buy and upgrade subscriptions using misleading advertisements, that the Company made it difficult for customers to cancel their subscriptions, and that, as a result, the Company was likely to be subject to regulatory scrutiny; (ii) that the Company lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On January 6, 2020, the court approved a stipulation appointing two lead plaintiffs as well as co-lead counsel. On January 23, 2020, the Court entered a scheduling order, which allows Lead Plaintiffs to file an amended complaint on or before March 23, 2020. Match Group believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
House Oversight Committee Investigation of Online Dating
On January 30, 2020, Match Group, Inc. received a letter from the House of Representatives’ Subcommittee on Economic and Consumer Policy (the “Oversight Committee”) regarding its inquiry into underage use of online dating services and efforts by those services to remove registered sex offenders from their platforms. The Oversight Committee is also inquiring about under what circumstances online dating services share or sell sensitive user information with third parties. The Oversight Committee has requested documents and information related to its inquiry. The Company is cooperating with the investigation.

Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC has commenced an inquiry examining Tinder’s compliance with the EU’s General Data Protection Regulation, focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. We are planning to fully cooperate with the DPC in connection with this inquiry.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is quoted on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “MTCH.” There is no established public trading market for our Class B common stock. As of February 26, 2020, the closing price of our common stock on NASDAQ was $66.04.
As of January 31, 2020, there were 26 holders of record of the Company’s common stock and one holder of record of the Company’s Class B common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
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
On December 31, 2019, 122,696 shares of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On October 31, 2019; November 30, 2019; and December 31, 2019, 4,385; 66,789; and 22,841 shares, respectively, of Company Common Stock were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2019	331,260	$73.64	331,260	9,938,071
November 2019	—	$—	—	9,938,071
December 2019	80,400	$68.16	80,400	9,857,671
Total	411,660	$72.57	411,660	9,857,671
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
Stock Performance Graph
The following graph compares the cumulative total return (assuming dividend reinvestment, as applicable) of Match Group common stock, the NASDAQ Composite index, the Russell 1000 Technology Index, and the Standard & Poor’s 500 Stock Index, in each case, based on $100 invested at the close of trading on November 19, 2015 through December 31, 2019. In accordance with applicable SEC rules, Match Group presents the cumulative return of peer issuers. Match Group has selected the NASDAQ Composite Index and the Russell 1000 Technology Index as its peer issuers because they both include companies engaged in many of the same businesses as Match Group. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
Match Group, Inc. Common Stock
Among Match Group, Inc., the NASDAQ Composite Index,
the Russell 1000 Technology Index, and the S&P 500 Index

$700
$600
$500
$400
$300
$200
$100
$0
11/19/2015
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Match Group, Inc.
NASDAQ Composite Index
Russell 1000 Technology Index
S&P 500 Index

	11/19/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Match Group, Inc.	$100.00	$91.93	$116.01	$212.42	$305.27	$586.05
NASDAQ Composite Index	$100.00	$98.82	$107.68	$139.70	$135.77	$185.65
Russell 1000 Technology Index	$100.00	$97.81	$111.59	$154.44	$152.58	$224.62
S&P 500 Index	$100.00	$98.43	$110.20	$134.25	$128.35	$168.75

Item 6.    Selected Financial Data
The selected financial data set forth in the table below as of December 31, 2019, 2018, 2017, 2016, and 2015 and for the years then ended were derived from our audited consolidated and combined financial statements. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Years Ended December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$2,051,258	$1,729,850	$1,330,661	$1,118,110	$909,705
Earnings from continuing operations	534,425	472,969	355,977	178,341	133,163
Loss from discontinued operations	—	(378)	(5,650)	(6,328)	(12,676)
Net earnings attributable to Match Group, Inc. shareholders	534,731	477,939	350,148	171,451	120,383
Earnings per share from continuing operations attributable to Match Group, Inc. shareholders:
Basic	$1.91	$1.73	$1.35	$0.71	$0.76
Diluted	$1.81	$1.61	$1.20	$0.66	$0.72
Earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.91	$1.73	$1.33	$0.68	$0.69
Diluted	$1.81	$1.61	$1.18	$0.64	$0.65

Dividend declared per share	$—	$2.00	$—	$—	$—

	December 31,
	2019	2018	2017	2016	2015

	(In thousands)
Balance Sheet Data:
Total assets	$2,423,712	$2,053,061	$2,130,146	$2,048,678	$1,909,392
Long-term debt, net including current maturities	1,603,483	1,515,911	1,252,696	1,176,493	1,216,871

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Separation
On December 19, 2019, Match Group and IAC entered into the Transaction Agreement pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through Transactions that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc., which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group and of IAC owning shares in New Match.
For additional information relating to the Separation and the related transactions and agreements, see “Part I—Item 1—Business—Relationship with IAC—Separation.”
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
Operating costs and expenses:
•Cost of revenue - consists primarily of the amortization of in-app purchase fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center and customer care functions, credit card processing fees, hosting fees, and data center rent, energy, and bandwidth costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services (including transaction-related costs for acquisitions), and facilities costs.

•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology.
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
Long-term debt:
•Credit Facility - The Company’s revolving credit facility. At December 31, 2019, $500 million was available under the Credit Facility and the Credit Facility bore interest at LIBOR plus 1.50%. On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125% to LIBOR plus 1.375%, and extend its maturity from December 7, 2023 to February 13, 2025.
•Term Loan - The Company’s $425 million term loan. At December 31, 2019, the Term Loan bore interest at LIBOR plus 2.50% and the then applicable rate was 4.44%. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027.
•6.375% Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At December 31, 2019, $400 million aggregate principal amount is outstanding.
•5.00% Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At December 31, 2019, $450 million aggregate principal amount is outstanding.
•5.625% Senior Notes - The Company’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At December 31, 2019, $350 million aggregate principal amount is outstanding.
•4.125% Senior Notes - The Company’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, commencing on August 1, 2020, which were issued on February 11, 2020. The proceeds were used to pay expenses associated with the offering and, in the event the Separation is consummated, will be used to fund the Intercompany Loan to IAC. If the Separation is not consummated, the proceeds will be used for general corporate purposes.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a Non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA.
MANAGEMENT OVERVIEW
Match Group, Inc., through its portfolio companies, is a leading provider of dating products available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users. Our products are available in over 40 languages to our users all over the world.

Sources of Revenue
All our products provide the use of certain features for free, and then offer a variety of additional features to Subscribers. Our revenue is primarily derived directly from users in the form of recurring subscription fees.
Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized as revenue using the straight-line method over the term of the applicable subscription period, which primarily ranges from one to six months, and corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. We also earn revenue from online advertising, the purchase of à la carte features, and offline events. Online advertising revenue is recognized every time an ad is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Trends affecting our business
Over the last several years, we have seen significant changes in our business. Tinder has grown from incubation to the largest contributing brand in our portfolio and our other brands have generally been stable in the aggregate. This in turn has allowed us to invest in or acquire brands such as Hinge and incubate new brands such as Chispa, BLK, and Ship, where we see significant potential future growth opportunities. With our evolving portfolio of brands, we have seen a number of significant trends in our business including the following:
Lower cost users. All of our brands rely on word-of-mouth, or free, customer acquisition to varying degrees. Word-of-mouth acquisition is typically a function of scale (with larger communities driving greater numbers of referrals), youthfulness (with the viral effect being more pronounced in younger populations due, in part, to a significantly higher concentration of single people in any given social circle and the increased adoption of social media and similar platforms among such populations), and monetization rate (with people generally more likely to talk openly about using dating products that are less heavily monetized). Additionally, some, but not all, of our brands spend meaningfully on paid marketing. Accordingly, the average amount we spend to acquire a user differs significantly across brands based in large part on each brand’s mix of paid and free acquisition channels. As our mix has shifted toward younger users, our mix of acquisition channels has shifted toward free channels, driving a significant decline over the past several years in the average amount we spend to acquire a new user across our portfolio. As a percentage of revenue, our costs of acquiring Subscribers have declined.
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
Increasing In-App Purchase Fees. Purchases made by our customers through mobile applications, as opposed to desktop or mobile web, continue to increase. Purchases processed through the in-app payments systems provided by the Apple App Store and Google Play Store are subject to in-app purchase fees, which are generally 30% of the purchase price. As a result, the percentage of our revenues paid to Apple and Google continues to increase. In 2019, Tinder began offering subscribers an alternative payment method to Google’s in-app payment system similar to the payment alternatives other brands in our portfolio have historically offered to subscribers through mobile apps on Android. The availability of this alternative payment method has reduced the amount of in-app purchases fees paid to Google as a percentage of total Android revenue. To the extent that app stores fee change, or the mix of our revenue generated through app stores shifts, our results, in particular our profit measures, could be impacted.
Increase in acceptance and growth of dating products globally. Over the past decade, there has been meaningful growth in dating product usage in North America and Western Europe, and we see the potential for similar growth in the rest of the world in the years ahead. As more internet-connected singles utilize online dating products and the stigma around dating continues to erode, we believe that there is potential for accelerating growth in the use of dating products globally.
Other factors affecting the comparability of our results
Advertising spend. Our advertising spend, which is included in our selling and marketing expense, has consistently been our largest operating expense. How we deploy our advertising spend varies among brands, with the majority of our advertising spend taking place online, including search engines, social media sites, streaming services and influencers. Additionally, some brands utilize television and out-of-home marketing campaigns, such as on outdoor billboards. For established brands, we seek to optimize for total return on advertising spend by frequently analyzing and adjusting this spend to focus on marketing channels and markets that generate returns above our thresholds. Our data-driven approach provides us the flexibility to scale and optimize our advertising spend. We spend advertising dollars against an expected lifetime value of a Subscriber that is realized over a multi-year period; and while this advertising spend is intended to be profitable on that basis, it is nearly always negative during the period in which the expense is incurred. For newer brands that are gaining scale, or existing brands that are expanding into new geographies, we may make incremental advertising investments to establish the brand before optimizing monetization of the brand. In general, our more established brands spend a higher proportion of their revenue on advertising while our newer brands spend a lower proportion and tend to rely more on word of mouth and other viral marketing. Additionally, advertising spend is typically higher during the first quarter of our fiscal year, and lower during the fourth quarter. See “Seasonality” below.
Seasonality. Historically, our business has experienced seasonal fluctuations in quarterly operating results, particularly with respect to our profit measurements. This is driven primarily by a higher concentration of advertising spend in the first quarter, when advertising prices are lowest and demand for our products is highest, and a lower concentration of advertising spend in the fourth quarter, when advertising costs are highest and demand for our products is lowest. Seasonality is not consistent across our brands, with brands targeted at older users generally showing more seasonality than brands targeted at younger users.
International markets. Our products are available across the world. Our international revenue represented 53% and 50% of our total revenue for the years ended December 31, 2019 and 2018, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenue in local currencies. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.
2019 Developments
On February 15, 2019, we issued $350 million aggregate principal amount of the 5.625% Senior Notes. The proceeds from the issuance of the 5.625% Senior Notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes.
On December 19, 2019, Match Group and IAC entered into the Transaction Agreement, pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through Transactions that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc., which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group (other than IAC) and of IAC owning shares in New Match. For additional information relating to the Separation and the related transactions and agreements, see “Part I—Item 1—Business—Relationship with IAC—Separation.”
2019 Consolidated Results
In 2019, revenue, operating income and Adjusted EBITDA grew 19%, 17% and 19%, respectively. Revenue growth was primarily due to strong growth at Tinder and additional contributions from certain other brands. The growth in operating income and Adjusted EBITDA was due to higher revenue and lower selling and marketing expense as a percentage of revenue due to the continued product mix shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue expense primarily due to higher in-app purchase fees as a result of growing revenue sourced through mobile app stores, and higher legal costs. Operating income was further impacted by the impairment of the Match brand in the UK and higher stock-based compensation expense as a percentage of revenue, resulting in decreased growth compared to Adjusted EBITDA.

Results of Operations for the years ended December 31, 2019, 2018 and 2017
The following discussion should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” For a discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.
Revenue

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Amounts in thousands, except ARPU)
Direct Revenue:
North America	$1,024,161	$121,683	13%	$902,478	$161,144	22%	$741,334
International	983,013	208,320	27%	774,693	234,778	43%	539,915
Total Direct Revenue	2,007,174	330,003	20%	1,677,171	395,922	31%	1,281,249
Indirect Revenue	44,084	(8,595)	(16)%	52,679	3,267	7%	49,412
Total Revenue	$2,051,258	$321,408	19%	$1,729,850	$399,189	30%	$1,330,661

Direct Revenue
Tinder	$1,152,045	$346,729	43%	$805,316	$402,100	100%	$403,216
Other brands	855,129	(16,726)	(2)%	871,855	(6,178)	(1)%	878,033
Total Direct Revenue	$2,007,174	$330,003	20%	$1,677,171	$395,922	31%	$1,281,249

Percentage of Total Revenue:
Direct Revenue:
North America	50%			52%			56%
International	48%			45%			40%
Total Direct Revenue	98%			97%			96%
Indirect Revenue	2%			3%			4%
Total Revenue	100%			100%			100%

Average Subscribers:
North America	4,554	393	9%	4,161	592	17%	3,569
International	4,729	1,017	27%	3,712	873	31%	2,839
Total	9,283	1,410	18%	7,873	1,465	23%	6,408

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.61		4%	$0.59		4%	$0.56
International	$0.56		—%	$0.56		10%	$0.51
Total	$0.58	$0.01	2%	$0.57	$0.03	6%	$0.54
For the year ended December 31, 2019 compared to the year ended December 31, 2018
International Direct Revenue grew $208.3 million, or 27%, in 2019 versus 2018, driven by 27% growth in Average Subscribers. North America Direct Revenue grew $121.7 million, or 13%, in 2019 versus 2018, driven by 9% growth in Average Subscribers, and a 4% increase in ARPU.

Growth in International and North America Average Subscribers was primarily driven by Tinder. Hinge and Pairs also contributed to subscriber growth in North America and International, respectively. North America ARPU increased primarily due to increases in ARPU at Tinder as Subscribers purchased premium subscriptions, such as Tinder Gold, as well as additional à la carte features. International ARPU was unfavorably impacted by the strength of the U.S. dollar relative to the Euro, British pound (“GBP”), and certain other currencies.
Indirect Revenue decreased $8.6 million primarily due to lower impressions and a lower price per impression received from an advertising network provider.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Cost of revenue	$527,184	$117,184	29%	$410,000	$130,501	47%	$279,499
Percentage of revenue	26%			24%			21%
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Cost of revenue increased due to an increase in in-app purchase fees of $80.1 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in hosting fees of $21.9 million; and an increase in compensation expense of $11.2 million related to increased headcount and other operating costs in customer care.
Selling and marketing expense

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Selling and marketing expense	$427,440	$7,486	2%	$419,954	$44,344	12%	$375,610
Percentage of revenue	21%			24%			28%
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Selling and marketing expense increased primarily due to increases in spending at Tinder, Hinge, and Pairs, partially offset by decreases at Meetic, Match, and PlentyOfFish. Selling and marketing expense declined as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.
General and administrative expense

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
General and administrative expense	$254,966	$74,680	41%	$180,286	$482	—%	$179,804
Percentage of revenue	12%			10%			14%
For the year ended December 31, 2019 compared to the year ended December 31, 2018
General and administrative expense increased primarily due to an increase of $38.1 million in legal fees; an increase in compensation of $19.0 million primarily related to stock-based compensation expense due to new equity awards made since the prior year period, modification charges during 2019, and an increase in headcount; and an increase of $4.7 million for non-income taxes that includes the recently enacted French Digital Services Tax, which was made effective retroactively to January 1, 2019.

Product development expense

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Product development expense	$151,960	$19,930	15%	$132,030	$30,880	31%	$101,150
Percentage of revenue	7%			8%			8%
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Product development expense increased primarily as a result of an increase of $18.6 million in compensation, including an increase of $10.3 million in stock-based compensation expense primarily due to the vesting of certain awards for which the market condition was met, and increased headcount at Tinder.
Depreciation

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Depreciation	$32,450	$(518)	(2)%	$32,968	$355	1%	$32,613
Percentage of revenue	2%			2%			2%
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Depreciation decreased primarily due to certain internally developed software becoming fully depreciated, partially offset by increased depreciation related to leasehold improvements.
Operating Income and Adjusted EBITDA

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Operating income	$648,531	$95,237	17%	$553,294	$192,777	53%	$360,517
Percentage of revenue	32%			32%			27%

Adjusted EBITDA	$779,432	$125,501	19%	$653,931	$184,990	39%	$468,941
Percentage of revenue	38%			38%			35%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA, see “Principles of Financial Reporting.”
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Operating income and Adjusted EBITDA increased $95.2 million, or 17%, and $125.5 million, or 19%, respectively, primarily as a result of the increase in revenue of $321.4 million and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix shift toward brands with lower marketing spend as a percentage of revenue, partially offset by an increase in cost of revenue due to higher in-app purchase fees and an increase in legal fees. Operating income was also impacted by higher stock-based compensation expense as a percentage of revenue and an increase in amortization due to the impairment of the Match brand in the UK, resulting in decreased growth compared to Adjusted EBITDA.
At December 31, 2019, there was $114.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Interest expense

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Interest expense	$91,719	$18,302	25%	$73,417	$(4,148)	(5)%	$77,565

For the year ended December 31, 2019 compared to the year ended December 31, 2018
Interest expense increased primarily due to the issuance of the 5.625% Senior Notes in February 2019. Additionally, the interest rate on the Term Loan, which is based on LIBOR, was higher in the current year period.
Other (expense) income, net

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Other (expense) income, net	$(2,026)	$(9,791)	NM	$7,765	$38,592	NM	$(30,827)
________________________
NM = not meaningful
Other expense, net, in 2019 includes a $4.0 million impairment of an equity investment, expense of $1.7 million related to a mark-to-market adjustment pertaining to a liability classified equity instrument, and $0.9 million in net foreign currency losses in the period, partially offset by interest income of $4.4 million.
Other income, net, in 2018 includes $5.3 million in net foreign currency exchange gains due primarily to a strengthening of the U.S. dollar relative to the GBP in the period and $4.9 million of interest income, partially offset by $2.1 million of impairments of certain equity investments and $0.7 million of expense related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument.
Income tax (provision) benefit

	Years Ended December 31,
	2019	$ Change	% Change	2018	$ Change	% Change	2017

	(Dollars in thousands)
Income tax (provision) benefit	$(20,361)	$(5,688)	39%	$(14,673)	$(118,525)	NM	$103,852
Effective income tax rate	4%			3%			NM
For discussion of income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2019 and 2018, the Company recorded an income tax provision of $20.4 million and $14.7 million, respectively, representing an effective tax rate of 4% and 3%, respectively, which is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and research credits.
Related party transactions
For discussion of related party transactions, see “Note 16—Related Party Transactions” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”

PRINCIPLES OF FINANCIAL REPORTING
Match Group reports Adjusted EBITDA and Revenue excluding foreign effects, both of which are supplemental measures to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is among the primary metrics by which we evaluate the performance of our business, on which our internal budget is based, and by which management is compensated. Revenue excluding foreign exchange effects provides a comparable framework for assessing how our business performed without the effect of exchange rate differences when compared to prior periods. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Match Group endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
Non-Cash Expenses That Are Excluded From Adjusted EBITDA
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units (“RSUs”), performance-based RSUs, and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, trade names, and technology, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to operating income and Adjusted EBITDA:

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$534,731	$477,939	$350,148
Add back:
Net (loss) earnings attributable to noncontrolling interests	(306)	(5,348)	179
Loss from discontinued operations, net of tax	—	378	5,650
Income tax provision (benefit)	20,361	14,673	(103,852)
Other expense (income), net	2,026	(7,765)	30,827
Interest expense	91,719	73,417	77,565
Operating Income	648,531	553,294	360,517
Stock-based compensation expense	89,724	66,031	69,090
Depreciation	32,450	32,968	32,613
Amortization of intangibles	8,727	1,318	1,468
Acquisition-related contingent consideration fair value adjustments	—	320	5,253
Adjusted EBITDA	$779,432	$653,931	$468,941
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the year ended December 31, 2019 compared to the year ended December 31, 2018:

	Years Ended December 31,
	2019	$ Change	% Change	2018

	(Dollars in thousands, except ARPU)
Revenue, as reported	$2,051,258	$321,408	19%	$1,729,850
Foreign exchange effects	47,459
Revenue excluding foreign exchange effects	$2,098,717	$368,867	21%	$1,729,850

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.58		2%	$0.57
Foreign exchange effects	0.02
ARPU, excluding foreign exchange effects	$0.60		4%	$0.57

International ARPU, as reported	$0.56		—%	$0.56
Foreign exchange effects	0.03
International ARPU, excluding foreign exchange effects	$0.59		5%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents:
United States	$322,267	$83,851
All other countries	143,409	103,096
Total cash and cash equivalents	$465,676	$186,947

Long-term debt, net:
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes	400,000	400,000
5.00% Senior Notes	450,000	450,000
5.625% Senior Notes	350,000	—
Total long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount and original issue premium, net	6,282	7,352
Less: unamortized debt issuance costs	15,235	11,737
Total long-term debt, net	$1,603,483	$1,515,911
Long-term Debt
For a detailed description of long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
IAC Subordinated Loan Facility:
At December 31, 2019, the Company had an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allowed the Company to make one or more requests to IAC to borrow funds from it. At December 31, 2019, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility. The IAC Subordinated Loan Facility was terminated on February 26, 2020.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years ended December 31,
	2019	2018	2017

	(In thousands)
Net cash provided by operating activities attributable to continuing operations	$658,402	$603,455	$321,108
Net cash (used in) provided by investing activities attributable to continuing operations	(41,450)	(37,761)	118,188
Net cash used in financing activities attributable to continuing operations	(336,847)	(649,555)	(423,714)
2019
Net cash provided by operating activities attributable to continuing operations in 2019 includes adjustments to earnings consisting primarily of $89.7 million of stock-based compensation expense, $32.5 million of depreciation, and $8.7 million of amortization of intangibles. Partially offsetting these adjustments was deferred income tax benefit of $7.5 million primarily related to an increase in tax credit carryforwards, partially offset by the utilization of net operating losses. The decrease in cash from changes in working capital primarily consists of an increase in other assets of $24.3 million primarily related to an increase in prepaid hosting services, an increase in accounts receivable of $17.9 million primarily related to an increase in revenue, and a decrease from income taxes payable and receivable of $4.4 million due primarily to the timing of tax payments. These decreases in cash were partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $29.1 million due mainly to the timing of payments, including interest payments; and an increase in deferred revenue of $9.5 million, due mainly to growth in subscription sales.
Net cash used in investing activities attributable to continuing operations in 2019 consists primarily of capital expenditures of $38.8 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2019 is primarily due to cash payments of $300.0 million for the repayment of borrowings under the Credit Facility, purchases of treasury stock of $216.4 million, and $203.2 million for withholding taxes paid on behalf of employees for net settled equity awards. Partially offsetting these payments were proceeds of $350.0 million from the issuance of the 5.625% Senior Notes and proceeds of $40.0 million from borrowings under the Credit Facility.
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
Net cash used in financing activities attributable to continuing operations in 2018 is primarily due to a cash dividend payment of $556.4 million, withholding taxes paid on behalf of employees for net settled stock awards of $207.7 million, purchases of treasury stock of $133.5 million, purchases of non-controlling interests of $10.0 million, and debt issuance costs of $1.3 million. Partially offsetting these payments were proceeds of $260.0 million from a draw on the Credit Facility.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash flows generated from operations as well as cash and cash equivalents. At December 31, 2019, $500 million was available under the Credit Facility and the Credit Facility bore interest at LIBOR plus 1.50%. On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125% to LIBOR plus 1.375%, and extend its maturity from December 7, 2023 to February 13, 2025. Additionally on February 13, 2020, the $425 million Term Loan was amended to reprice the outstanding balance from LIBOR plus 2.50% to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027.
On February 11, 2020, we completed a private offering of $500 million aggregate principal amount of 4.125% Senior Notes due August 1, 2030. The proceeds from these notes were used to pay expenses associated with the offering and, in the event the Separation is consummated, will be used to fund the Intercompany Loan to IAC. If the Separation is not consummated, the proceeds will be used for general corporate purposes.
On January 31, 2020, entities controlled by IAC completed the contribution to Match Group of two office buildings in Los Angeles for 1,378,371 shares of Match Group common stock.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2020 cash capital expenditures will be between $55 million and $60 million, an increase from 2019 cash capital expenditures primarily related to additional capitalized software cost and building improvements as Tinder expands office space.
The Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, investing, and other commitments for the foreseeable future. The Company’s liquidity could be negatively affected by a decrease in demand for our products and services.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. In August 2019, the Board authorized an increase of 10 million shares in the share repurchase program, for a total authorization of 16 million shares. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. We purchased 3.1 million shares related to this repurchase authorization for the year ended December 31, 2019 for $216.4 million. A total of 9.9 million shares remain available for repurchase under the repurchase program. Under the Company’s existing tax sharing agreement with IAC, we are restricted from taking any action that could cause IAC to cease to have “control” of the Company within the meaning of Section 386(c) of the Code or result in the loss of IAC’s tax consolidation with the Company for U.S. federal income tax purposes; we may repurchase shares of our common stock in order to ensure continued compliance with this requirement. In addition, pursuant to the Transaction Agreement, we agreed to repurchase sufficient shares to maintain IAC’s ownership in the Company above 80% plus 500,000 shares at all times prior to the consummation of the Separation.
The Company currently settles substantially all equity awards on a net basis. Assuming all equity awards outstanding on January 31, 2020 were net settled, we would issue 7.6 million common shares (of which 2.2 million are related to vested shares and 5.4 million are related to unvested shares) and, assuming a 50% withholding rate, would remit $597.0 million in cash for withholding taxes (of which $174.7 million is related to vested shares and $422.2 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $597.0 million employee withholding tax obligation, 7.6 million additional shares would be issued by the Company.
At December 31, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service, or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. As of December 31, 2019, IAC owns 80.7% of our outstanding shares of capital stock and has 97.5% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our board of directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.
Following the Separation, if consummated, Match Group will be a wholly owned subsidiary of New Match and New Match will continue to hold interests in certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding exchangeable notes. If the Separation is not completed Match Group will remain a majority-owned subsidiary of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total

	(In thousands)
Long-term debt(b)(c)	$86,765	$599,323	$522,625	$956,094	$2,164,807
Operating leases(d)	16,184	24,176	6,305	5,727	52,392
Purchase obligation(e)	43,873	40,000	—	—	83,873
Total contractual obligations	$146,822	$663,499	$528,930	$961,821	$2,301,072
_______________________________________________________________________________
(a)The Company has excluded $51.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
(b)Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2019 consists of the 6.375%, 5.00%, and 5.625% Senior Notes of $400 million, $450 million, and $350 million, respectively, which bear interest at fixed rates, and the Term Loan balance of $425 million, which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 2.50%, or 4.44%, at December 31, 2019. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 7—Long-term Debt, net” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
(c)Subsequent to December 31, 2019, the Company issued $500 million aggregate principal amount of 4.125% Senior Notes due August 1, 2030 and the $425 million Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend the maturity to February 13, 2027. The interest and principal related to the 4.125% Senior Notes and the impact of the repricing and extension of the Term Loan are not reflected in the table above.
(d)The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 13—Leases” to the consolidated financial statements included in “Item 8—Consolidated Financial Statements and Supplementary Data.”
(e)The purchase obligations consist primarily of a web hosting commitment.
We also had $0.1 million of surety bonds outstanding as of December 31, 2019 that could potentially require performance by the Company in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2019.

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
In connection with certain business combinations in the past, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $1.2 billion at both December 31, 2019 and 2018, representing 51% and 61%, respectively, of the Company’s total assets. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $221.2 million and $230.7 million at December 31, 2019 and 2018, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded. The 2019 and 2018 annual assessments did not identify any impairments.
For the Company’s annual goodwill test at October 1, 2019, a qualitative assessment of goodwill was performed because the Company concluded it was more likely than not that the fair value of its single reporting unit was in excess of its carrying value. The primary factors that the Company considered in its qualitative assessment were the Company’s strong operating performance and that, as of September 30, 2019, its market capitalization of $20.0 billion exceeded the carrying value by approximately $19.8 billion.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11% to 26% in both 2019 and 2018, and the royalty rates used ranged from 3% to 8% in both 2019 and 2018.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. During the year ended December 31, 2019, the Company recognized an impairment charge related to the Match brand in the UK of $6.6 million. At December 31, 2019 and 2018, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value at that time was less than 110% of their carrying values was approximately $92.3 million and $101.7 million, respectively.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $73.1 million and $65.3 million, at December 31, 2019 and 2018, respectively.
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
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2019 and 2018 the balance of the Company’s net deferred tax asset is $122.4 million and $114.2 million, respectively.

We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2019 and 2018, the Company has unrecognized tax benefits of $55.5 million and $37.6 million, including interest and penalties, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment, and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company has not provided for approximately $2.1 million of deferred taxes on $41.8 million of international cash earnings that are indefinitely reinvested outside the U.S. The remaining $101.6 million of international cash can be repatriated without any significant tax consequences. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $89.7 million and $66.0 million for the years ended December 31, 2019 and 2018, respectively.
Stock-based compensation at the Company is complex due to our desire to attract, retain, and reward employees and managers at many of our brands by allowing them to benefit directly from the value they help to create. We also use equity awards as part of our acquisition strategy. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-public subsidiaries as well as in Match Group Inc. We further refine this approach by tailoring the equity awards to the applicable circumstances. For example, we issue certain equity awards with vesting linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or the Company’s stock price; these awards are referred to as market-based awards.
The Company estimated the fair value of stock options issued in 2018 using a Black-Scholes option pricing model measured at the grant date and is expensing this fair value over the vesting term; no options were issued in 2019. The impact on stock-based compensation expense for the year ended December 31, 2019, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $1.1 million, $6.9 million and $2.4 million, respectively. The Company also issues restricted stock units (“RSUs”). For RSUs issued, the value of the instrument is measured at the grant date as the fair value of Match Group common stock and, for those with a market condition, the fair value is estimated using a lattice model, and expensed as stock-based compensation expense over the vesting term.
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
At December 31, 2019, the Company’s outstanding long-term debt was $1.6 billion, of which $1.2 billion of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $69.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2019, the $425 million Term Loan bore interest at a variable rate, LIBOR plus 2.50%. At December 31, 2019, the rate in effect was 4.44%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance and rate in effect at December 31, 2019.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union (“EU”) and Asia. We are primarily exposed to foreign exchange risk for both the Euro and British Pound (“GBP”).
For the years ended December 31, 2019, 2018 and 2017, international revenue accounted for 53%, 50% and 46%, respectively, of our consolidated revenue. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP and Euro exchange rates strengthened against the U.S. Dollar by 4% and 5%, respectively, in 2019 compared to 2018. Additionally, the departure of the United Kingdom from the EU, commonly referred to as “Brexit,” has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the GBP. Foreign currency exchange rate changes during the year ended December 31, 2019 negatively impacted revenue by $47.5 million, or 2% of total revenue. See “Principles of Financial Reporting” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Revenue excluding foreign exchange effects and a reconciliation of Revenue to Revenue excluding foreign exchange effects. Foreign currency exchange rate changes did not have a material impact on revenue during the year ended December 31, 2018.
Foreign currency exchange gains and losses included in the Company’s earnings for the years ended December 31, 2019, 2018 and 2017 are (losses) and gains of $(0.9) million, $5.3 million and $(10.3) million, respectively. The loss in 2017 is primarily related to a U.S. dollar denominated intercompany loan in which the receivable is held by a foreign subsidiary with a GBP functional currency. As the GBP strengthened against the U.S. Dollar during the year, the intercompany loan incurred losses.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, we have not historically, hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Match Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases, which generally requires all leases be recognized in the statement of financial position, in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842). The Company adopted the standard effective January 1, 2019 on a prospective basis.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock-Based Compensation
Description of the Matter
During the year ended December 31, 2019, the Company recorded stock-based compensation expense of $89.7 million. As discussed in Note 11 to the consolidated financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.
Auditing the Company’s accounting for stock-based compensation required complex auditor judgement due to the number and the variety of the types of equity awards, the subjectivity of assumptions used to value stock-based awards (e.g. expected term), the frequent use of performance-based vesting conditions and the existence of awards denominated in the shares of certain subsidiaries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over stock-based compensation. For example, we tested controls over the Company’s process to assess the completeness of its share-based awards and for measuring and recording stock-based compensation, including management’s review of the underlying calculations, the significant assumptions used in valuing certain awards and related valuation reports prepared by its specialists.
To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of the awards granted and the significant assumptions described above. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards and testing the clerical accuracy of the calculation of the expense recorded. Additionally, for certain awards issued by the Company, we involved our internal valuation specialists to assess the valuation methodologies and assumptions used in estimating the fair value of the awards.

Recoverability of Indefinite-Lived Intangible Assets
Description of the Matter
As of December 31, 2019, the Company’s indefinite-lived intangible asset balance was $221.2 million. As disclosed in Note 2 to the consolidated financial statements, indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value.
Auditing management’s impairment test for indefinite-lived intangible assets was complex and judgmental due to the measurement uncertainty in estimating the fair value of indefinite-lived intangible assets. Specifically, the fair value estimates for indefinite-lived intangible assets were sensitive to assumptions such as discount rates, revenue growth rates, royalty rates and projected cash flow terminal growth rates. These assumptions are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its indefinite-lived intangible assets impairment review process. For example, we tested of controls over the Company’s forecasting and budgeting process as well as controls over management’s review of the significant assumptions used to estimate the fair values of the indefinite-lived intangible assets.
To test the estimated fair value of indefinite-lived intangible assets, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model and assessed the historical accuracy of management’s estimates. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of indefinite-lived intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2014.

New York, New York
February 27, 2020

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$465,676	$186,947
Accounts receivable, net of allowance of $578 and $724, respectively	116,459	99,052
Other current assets	94,200	57,766
Total current assets	676,335	343,765
Right-of-use assets	43,288	—
Property and equipment, net	65,940	58,351
Goodwill	1,239,584	1,244,758
Intangible assets, net	228,324	237,640
Deferred income taxes	140,726	134,347
Long-term investments	5,076	9,076
Other non-current assets	24,439	25,124
TOTAL ASSETS	$2,423,712	$2,053,061
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$20,191	$9,528
Deferred revenue	218,843	209,935
Accrued expenses and other current liabilities	178,578	135,971
Total current liabilities	417,612	355,434
Long-term debt, net	1,603,483	1,515,911
Income taxes payable	12,597	13,918
Deferred income taxes	18,285	20,174
Other long-term liabilities	51,068	21,760

Redeemable noncontrolling interests	709	—

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 76,980,538 and 71,513,087 shares issued; and 70,838,209 and 68,460,563 shares outstanding at December 31, 2019 and December 31, 2018, respectively	77	72
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000 shares; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(171,765)	(57,575)
Retained earnings	988,509	453,778
Accumulated other comprehensive loss	(147,438)	(137,166)
Treasury stock; 6,142,329 and 3,052,524 shares, respectively	(349,808)	(133,455)
Total Match Group, Inc. shareholders’ equity	319,785	125,864
Noncontrolling interests	173	—
Total shareholders’ equity	319,958	125,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,423,712	$2,053,061
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017

	(In thousands, except per share data)
Revenue	$2,051,258	$1,729,850	$1,330,661
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	527,184	410,000	279,499
Selling and marketing expense	427,440	419,954	375,610
General and administrative expense	254,966	180,286	179,804
Product development expense	151,960	132,030	101,150
Depreciation	32,450	32,968	32,613
Amortization of intangibles	8,727	1,318	1,468
Total operating costs and expenses	1,402,727	1,176,556	970,144
Operating income	648,531	553,294	360,517
Interest expense	(91,719)	(73,417)	(77,565)
Other (expense) income, net	(2,026)	7,765	(30,827)
Earnings from continuing operations, before tax	554,786	487,642	252,125
Income tax (provision) benefit	(20,361)	(14,673)	103,852
Net earnings from continuing operations	534,425	472,969	355,977
Loss from discontinued operations, net of tax	—	(378)	(5,650)
Net earnings	534,425	472,591	350,327
Net loss (earnings) attributable to noncontrolling interests	306	5,348	(179)
Net earnings attributable to Match Group, Inc. shareholders	$534,731	$477,939	$350,148

Net earnings per share from continuing operations:
Basic	$1.91	$1.73	$1.35
Diluted	$1.81	$1.61	$1.20

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$1.91	$1.73	$1.33
Diluted	$1.81	$1.61	$1.18

Dividend declared per share	$—	$2.00	$—

Stock-based compensation expense by function:
Cost of revenue	$3,693	$2,287	$1,701
Selling and marketing expense	5,112	3,599	4,545
General and administrative expense	42,863	32,346	42,840
Product development expense	38,056	27,799	20,004
Total stock-based compensation expense	$89,724	$66,031	$69,090
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Net earnings	$534,425	$472,591	$350,327
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(10,272)	(24,967)	64,588
Total other comprehensive (loss) income	(10,272)	(24,967)	64,588
Comprehensive income	524,153	447,624	414,915
Comprehensive loss (income) attributable to noncontrolling interests	306	5,467	(701)
Comprehensive income attributable to Match Group, Inc. shareholders	$524,459	$453,091	$414,214
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017

		Match Group, Inc. Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		(In thousands)
Balance as of December 31, 2016	$6,062	$46	45,797	$210	209,919	$490,587	$182,063	$(176,384)	$—	$496,522	$—	$496,522
Net earnings for the years ended December 31, 2017	179	—	—	—	—	—	350,148	—	—	350,148	—	350,148
Other comprehensive income, net of tax	522	—	—	—	—	—	—	64,066	—	64,066	—	64,066
Stock-based compensation expense	—	—	—	—	—	54,604	—	—	—	54,604	—	54,604
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,688	—	—	(248,787)	—	—	—	(248,781)	—	(248,781)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	12	11,885	—	—	(215,429)	—	—	—	(215,417)	—	(215,417)
Purchase of redeemable noncontrolling interests	(436)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(107)	—	—	—	—	107	—	—	—	107	—	107
Other	(164)	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	6,056	64	64,370	210	209,919	81,082	532,211	(112,318)	—	501,249	—	501,249
Net earnings (loss) for the years ended December 31, 2018	108	—	—	—	—	—	477,939	—	—	477,939	(5,456)	472,483
Other comprehensive loss, net of tax	(119)	—	—	—	—	—	—	(24,848)	—	(24,848)	—	(24,848)
Stock-based compensation expense	—	—	—	—	—	66,031	—	—	—	66,031	—	66,031
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,173	—	—	(207,950)	—	—	—	(207,945)	—	(207,945)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,970	—	—	(3)	—	—	—	—	—	—
Dividends ($2.00 per share of Common Stock and Class B Convertible Common Stock)	—	—	—	—	—	—	(556,372)	—	—	(556,372)	—	(556,372)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(133,455)	(133,455)	—	(133,455)
Purchase of redeemable noncontrolling interests	(3,503)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(8,128)	(8,128)
Adjustment of redeemable noncontrolling interests to fair value	(2,542)	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	14,307	14,307
Adjustment to noncontrolling interests related to business acquisition	—	—	—	—	—	723	—	—	—	723	(723)	—
Balance as of December 31, 2018	—	72	71,513	210	209,919	(57,575)	453,778	(137,166)	(133,455)	125,864	—	125,864
Net (loss) earnings for the year ended December 31, 2019	(333)	—	—	—	—	—	534,731	—	—	534,731	27	534,758
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(10,272)	—	(10,272)	—	(10,272)
Stock-based compensation expense	—	—	—	—	—	89,642	—	—	—	89,642	—	89,642
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,644	—	—	(203,145)	—	—	—	(203,141)	—	(203,141)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	824	—	—	(514)	—	—	—	(513)	—	(513)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(216,353)	(216,353)	—	(216,353)
Noncontrolling interests created in an acquisition	1,042	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest created by the exercise of subsidiary denominated equity award	—	—	—	—	—	(173)	—	—	—	(173)	173	—
Other	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Balance as of December 31, 2019	$709	$77	76,981	$210	209,919	$(171,765)	$988,509	$(147,438)	$(349,808)	$319,785	$173	$319,958
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings from continuing operations	$534,425	$472,969	$355,977
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	89,724	66,031	69,090
Depreciation	32,450	32,968	32,613
Amortization of intangibles	8,727	1,318	1,468
Deferred income taxes	(7,472)	(19,639)	(118,251)
Acquisition-related contingent consideration fair value adjustments	—	320	5,253
Other adjustments, net	8,536	230	22,142
Changes in assets and liabilities
Accounts receivable	(17,862)	17,272	(51,587)
Other assets	(24,301)	(14,606)	(10,547)
Accounts payable and other liabilities	29,076	20,769	(16,801)
Income taxes payable and receivable	(4,379)	12,765	(1,002)
Deferred revenue	9,478	13,058	32,753
Net cash provided by operating activities attributable to continuing operations	658,402	603,455	321,108
Cash flows from investing activities attributable to continuing operations:
Net cash (used) acquired in business combinations	(3,759)	1,136	(280)
Capital expenditures	(38,754)	(30,954)	(28,833)
Proceeds from the sale of a business, net	—	—	96,144
Proceeds from the sale of a long-term investment	—	—	60,163
Purchases of investments	—	(3,800)	(9,076)
Other, net	1,063	(4,143)	70
Net cash (used in) provided by investing activities attributable to continuing operations	(41,450)	(37,761)	118,188
Cash flows from financing activities attributable to continuing operations:
Borrowings under the Credit Facility	40,000	260,000	—
Term Loan borrowings	—	—	75,000
Proceeds from Senior Notes offering	350,000	—	450,000
Principal payments on Credit Facility	(300,000)	—	(445,172)
Debt issuance costs	(5,593)	(1,281)	(12,285)
Purchase of treasury stock	(216,353)	(133,455)	—
Dividends	—	(556,372)	—
Proceeds from issuance of common stock pursuant to stock-based awards	—	12	59,442
Withholding taxes paid on behalf of employees on net settled stock-based awards	(203,177)	(207,720)	(254,210)
Purchase of noncontrolling interests	(1,650)	(9,980)	(436)
Purchase of stock-based awards	—	—	(272,459)
Acquisition-related contingent consideration payments	—	(185)	(23,429)
Other, net	(74)	(574)	(165)
Net cash used in financing activities attributable to continuing operations	(336,847)	(649,555)	(423,714)
Total cash provided by (used in) continuing operations	280,105	(83,861)	15,582

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Net cash used in operating activities attributable to discontinued operations	—	—	(6,061)
Net cash used in investing activities attributable to discontinued operations	—	—	(471)
Total cash used in discontinued operations	—	—	(6,532)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,442)	(1,760)	9,940
Net increase (decrease) in cash, cash equivalents, and restricted cash	278,663	(85,621)	18,990
Cash, cash equivalents, and restricted cash at beginning of period	187,140	272,761	253,771
Cash, cash equivalents, and restricted cash at end of period	$465,803	$187,140	$272,761

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—ORGANIZATION
Match Group, Inc., through its portfolio companies, is a leading provider of dating products available globally. Our portfolio of brands includes Tinder®, Match®, Meetic®, OkCupid®, Hinge®, Pairs™, PlentyOfFish®, and OurTime®, as well as a number of other brands, each designed to increase our users’ likelihood of finding a meaningful connection. Through our portfolio companies and their trusted brands, we provide tailored products to meet the varying preferences of our users. Our products are available in over 40 languages to our users all over the world. Match Group has one operating segment, Dating, which is managed as a portfolio of dating brands.
As used herein, “Match Group,” the “Company,” “we,” “our,” “us,” and similar terms refer to Match Group, Inc. and its subsidiaries, unless the context indicates otherwise.
As of December 31, 2019, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.7% and 97.5%, respectively.
Separation
On December 19, 2019, Match Group and IAC entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through a series of transactions (the “Transactions”) that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” (referred to herein as “New Match”) and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc. (which we refer to as “New IAC”), which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group (other than IAC) and of IAC owning shares in New Match (the “Separation”). Completion of the Separation is expected to occur in mid-second quarter of 2020.
Under the terms of the Transaction Agreement, if the closing of the Transactions occurs, Match Group will merge with and into an indirect wholly-owned subsidiary of IAC (“New Match Merger Sub”), with New Match Merger Sub surviving the merger as an indirect wholly-owned subsidiary of New Match. Match Group stockholders (excluding shares owned by IAC, Match Group, or any of their respective wholly-owned subsidiaries) will receive, through the merger, in exchange for each outstanding share of Match Group common stock that they hold, one share of New Match common stock and, at the holder’s election, either (i) $3.00 in cash or (ii) a fraction of a share of New Match common stock with a value of $3.00 (calculated pursuant to the Transaction Agreement) (an “additional stock election”). In the event the holder fails to make a valid election, the holder will be treated as if such holder made an additional stock election. As a result of the merger and other transactions contemplated by the Transaction Agreement, Match Group stockholders (other than IAC) will become stockholders of New Match, which will hold the businesses of Match Group and the IAC financing subsidiaries and be separate from the other business of IAC.
Following the Separation, Match Group will be a wholly-owned subsidiary of New Match and New Match will continue to own certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding exchangeable notes. If the Separation is not completed, Match Group will remain a majority-owned subsidiary of IAC, and IAC may pursue other options with respect to its ownership interest in Match Group.
Under the terms of the Transaction Agreement, Match Group has agreed to make a loan (the ‘‘Intercompany Loan’’) to IAC in connection with the closing of the Transactions, in an aggregate principal amount equal to the product of (i) $3.00 and (ii) the number of shares of Match Group capital stock outstanding immediately prior to the effective time of the Separation, excluding any shares of Match Group capital stock held by a wholly-owned subsidiary of Match Group. Following receipt by IAC of the full amount of the Intercompany Loan, IAC will contribute the proceeds of the loan, less an amount equal to the product of $3.00 multiplied by the aggregate number of shares of Match capital stock in respect of which a valid cash election has been made, to New IAC as part of the closing of the Transactions. Following the Separation, the Intercompany Loan will be the obligation of New Match payable to Match Group and may be eliminated during certain intercompany transactions between

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
New Match and Match Group. In the event that the Separation is not consummated, we do not intend to make the Intercompany Loan.
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
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
During the years ended December 31, 2019 and 2018, the Company recognized expense of $364.7 million and $284.7 million, respectively, related to the amortization of these costs. The contract asset balances at December 31, 2019 and 2018, and January 1, 2018 related to costs to obtain a contract are $28.5 million, $29.2 million, and $22.5 million, respectively, included in “Other current assets” in the accompanying consolidated balance sheet.
Accounts Receivables, Net of Allowance for Doubtful Accounts and Revenue Reserves
The majority of our users purchase our products through mobile app stores. At December 31, 2019, two mobile app stores accounted for approximately 56% and 13%, respectively, of our gross accounts receivables. The comparable amounts at December 31, 2018 were 45% and 21%, respectively. We evaluate the credit worthiness of these two mobile app stores on an ongoing basis and do not require collateral from these entities. We generally collect these balances between 30 and 45 days following the purchase. Payments made directly through our applications are processed by third-party payment processors. We generally collect these balances within 3 to 5 days following the purchase. The Company also maintains allowances to reserve for potential credits issued to users or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Accounts receivable related to indirect revenue include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services are generally due no later than 30 days from invoice date.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balances are $218.8 million, $209.9 million, and $198.3 million at December 31, 2019 and 2018, and January 1, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized $209.9 million and $198.3 million of revenue that was included in the deferred revenue balance as of December 31, 2018 and January 1, 2018, respectively. At December 31, 2019 and 2018, there is no non-current portion of deferred revenue.
Disaggregation of Revenue
The following table presents disaggregated revenue:

	For the Years Ended December 31,
	2019	2018	2017

Direct Revenue:
North America	$1,024,161	$902,478	$741,334
International	983,013	774,693	539,915
Total Direct Revenue	2,007,174	1,677,171	1,281,249
Indirect Revenue (principally advertising revenue)	44,084	52,679	49,412
Total Revenue	$2,051,258	$1,729,850	$1,330,661

Direct Revenue
Tinder	$1,152,045	$805,316	$403,216
Other brands	855,129	871,855	878,033
Total Direct Revenue	$2,007,174	$1,677,171	$1,281,249
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds and time deposits. Internationally, cash equivalents primarily consist of money market funds.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $27.5 million and $19.5 million at December 31, 2019 and 2018, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company typically engages outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired but, management has ultimate responsibility for the valuation methods, models, and inputs used and the resulting purchase price allocation. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See “Note 6—Financial Instruments” for changes in the contingent consideration arrangements.
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
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value an impairment loss equal to the excess is recorded.
For the Company’s annual goodwill test at October 1, 2019, a qualitative assessment of goodwill was performed because the Company concluded it was more likely than not that the fair value of its single reporting unit was in excess of its carrying value. The primary factors that the Company considered in its qualitative assessment were the Company’s strong operating performance and that, as of September 30, 2019, its market capitalization of $20.0 billion exceeded its carrying value by approximately $19.8 billion. A qualitative assessment was also performed for 2018 and the Company concluded it was more likely than not that the fair value of the reporting unit was in excess of its carrying value.
The Company foregoes a qualitative assessment and tests the goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of its indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11% to 26% in both 2019 and 2018, and the royalty rates used ranged from 3% to 8% in both 2019 and 2018. During the year ended December 31, 2019, the Company recognized an impairment charge related to the Match brand in the UK of $6.6 million, which is included within amortization. At December 31, 2019 and 2018, the aggregate indefinite-lived intangible asset balance for which the estimate of fair value at that time was less than 110% of their carrying values was approximately $92.3 million and $101.7 million, respectively.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, property and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
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
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, and property and equipment, are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprising of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and social media sites; offline marketing, which is primarily television advertising; and partner-related payments to those who direct traffic to our websites. Advertising expense is $388.6 million, $386.0 million and $340.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a new minimum tax on global intangible low taxed income (“GILTI”) earned by foreign subsidiaries beginning in 2018. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other than the functional currency are included in the consolidated statement of operations as a component of other (expense) income, net. See “Note 18—Consolidated Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive loss into earnings. Losses of $0.7 million during the year ended December 31, 2017 are included in “Other (expense) income, net” in the accompanying consolidated statement of operations.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various dates in the future. One of these arrangements was exercised during each of the years ended December 31, 2018 and 2017. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2018 and 2017, the Company recorded adjustments of $2.5 million and $0.1 million, respectively, to decrease these interests to fair value. No exercises or adjustments were made for the year ended December 31, 2019. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
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
Recent Accounting Pronouncements
Accounting Pronouncement adopted by the Company
The Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of right-of-use assets (the “ROU assets”) and related lease liabilities of $53.0 million and $57.9 million, respectively, as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated results of operations and

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated statement of cash flows. In addition, the adoption of ASC 842 did not impact the leverage calculations set forth in the agreements governing the outstanding debt or credit agreements of the Company, because, in each circumstance, the leverage calculations are not affected by the lease liabilities that were recorded upon adoption of ASC 842.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See “Note 13—Leases” for additional information on the adoption of ASC 842.
Accounting Pronouncement not yet adopted by the Company
In December 2019, the FASB issued ASU No. 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The provisions of ASU 2019-12 are effective for reporting periods beginning after December 15, 2020 with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company expects to early adopt ASU No. 2019-12 effective January 1, 2020 on a modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.
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
U.S. and foreign earnings before income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
U.S.	$476,402	$392,798	$143,286
Foreign	78,384	94,844	108,839
Total	$554,786	$487,642	$252,125

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Current income tax provision (benefit):
Federal	$964	$(688)	$(11,533)
State	342	341	(512)
Foreign	26,527	34,659	26,444
Current income tax provision	27,833	34,312	14,399
Deferred income tax benefit:
Federal	2,991	(11,158)	(102,337)
State	(9,567)	(1,846)	(15,731)
Foreign	(896)	(6,635)	(183)
Deferred income tax benefit	(7,472)	(19,639)	(118,251)
Income tax provision (benefit)	$20,361	$14,673	$(103,852)

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is primarily related to deferred tax assets for tax credits and net operating losses.

	December 31,
	2019	2018

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$105,141	$127,630
Tax credit carryforwards	70,137	43,501
Disallowed interest carryforwards	21,682	13,751
Stock-based compensation	14,274	12,684
Other	24,496	13,019
Total deferred tax assets	235,730	210,585
Less valuation allowance	(54,878)	(47,448)
Net deferred tax assets	180,852	163,137
Deferred tax liabilities:
Intangible assets	(43,568)	(45,363)
Right-of-use assets	(10,056)	—
Property and equipment	(3,896)	(2,686)
Other	(891)	(915)
Total deferred tax liabilities	(58,411)	(48,964)
Net deferred tax assets	$122,441	$114,173
Upon the Separation, the Company will be allocated a portion of tax attributes related to the IAC consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation will require that the Company’s net deferred tax asset (computed above on an as if standalone, separate

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
return basis) be adjusted as of the separation date. As of December 31, 2019, the Company’s net deferred tax asset is estimated to increase by $54.2 million due to the Separation. The final allocation of tax attributes and resulting adjustment to the Company’s deferred taxes will be impacted by multiple factors, including, but not limited to, the ultimate date of the Separation and the amount of taxable income or loss generated by the IAC consolidated tax group in the year of the Separation
At December 31, 2019, the Company has federal and state net operating losses (“NOLs”) of $342.9 million and $147.4 million, respectively. If not utilized, $13.8 million of the federal NOLs can be carried forward indefinitely, and $329.1 million will expire at various times primarily between 2033 and 2037. The state NOLs will expire at various times primarily between 2032 and 2038. Federal and state NOLs of $317.6 million and $103.7 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2019, the Company has foreign NOLs of $98.2 million available to offset future income. Of these foreign NOLs, $91.0 million can be carried forward indefinitely and $7.2 million will expire at various times between 2020 and 2029. During 2019, the Company recognized tax benefits related to NOLs of $0.5 million. At December 31, 2019, the Company has federal capital losses of $12.2 million. If not utilized, the capital losses will expire during 2021 and 2022. Utilization of capital losses will be limited to the Company’s ability to generate future capital gains. At December 31, 2019, the Company has federal and foreign disallowed interest carryforwards of $60.7 million and $46.4 million, respectively, that can be carried forward indefinitely and can be used against future taxable income.
At December 31, 2019, the Company has tax credit carryforwards of $99.4 million. Of this amount, $70.2 million relates to federal and state tax credits for research activities, $29.0 million relates to foreign tax credits, and $0.2 million to various other credits. Of these credit carryforwards, $29.1 million can be carried forward indefinitely and $70.3 million will expire at various times primarily between 2026 and 2039.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence, including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During 2019, the Company’s valuation allowance increased by $7.4 million primarily due to an increase in foreign and state net operating losses and foreign interest deduction carryforwards. At December 31, 2019, the Company has a valuation allowance of $54.9 million related to the portion of credits, NOLs, and other items for which it is more likely than not that the tax benefit will not be realized.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Income tax provision at the federal statutory rate of 21% (35% for 2017)	$116,505	$102,405	$88,244
State income taxes, net of effect of federal tax benefit	10,404	7,742	3,403
Stock-based compensation	(90,374)	(92,140)	(278,342)
Research credits	(27,248)	(6,701)	(2,652)
Withholding taxes	6,296	4,462	—
Foreign income taxed at a different statutory rate	3,526	13,129	(15,014)
Deferred tax adjustment for enacted changes in tax laws and rates	(587)	136	68,594
Non-taxable foreign currency exchange gains and losses	(557)	(2,086)	6,231
Transition tax	—	(3,178)	23,748
Other, net	2,396	(9,096)	1,936
Income tax provision (benefit)	$20,361	$14,673	$(103,852)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2019	2018	2017

	(In thousands)
Balance at January 1	$35,679	$25,063	$25,913
Additions based on tax positions related to the current year	11,221	8,589	697
Additions for tax positions of prior years	7,599	3,901	1,104
Reductions for tax positions of prior years	(283)	(134)	(1,233)
Expiration of applicable statute of limitations	(892)	(1,740)	(1,418)
Balance at December 31	$53,324	$35,679	$25,063
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2019 and 2018, the Company had accrued $2.2 million and $1.9 million, respectively, for the payment of interest. At December 31, 2019 and 2018, the Company had accrued $0.9 million and $1.2 million, respectively, for penalties.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group. The statute of limitations for years 2010 through 2012 have been extended to November 30, 2020, and the statute of limitations for years 2013 through 2015 have been extended to December 31, 2020. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment, and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2019 and 2018, unrecognized tax benefits, including interest, were $55.5 million and $37.6 million, respectively. At December 31, 2019 and 2018, approximately $41.5 million and $22.6 million, respectively, were included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2019 are subsequently recognized, $51.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $35.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $17.3 million by December 31, 2020, primarily due to settlements and expirations of statutes of limitations.
On December 22, 2017, the U.S. enacted the Tax Act, which subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that take effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on GILTI earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional transition tax expense in 2017. During 2018, the Company finalized this calculation, which resulted in a $3.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on guidance issued by the IRS subsequent to December 21, 2017.
The Company has not provided for approximately $2.1 million of deferred taxes on $41.8 million of international cash earnings that are indefinitely reinvested outside the U.S. The remaining $101.6 million of international cash can be repatriated without any significant tax consequences. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention.
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
The key components of loss from discontinued operations for the years ended December 31, 2018 and 2017 consist of the following:

	For the years Ended December 31,
	2018	2017

	(In thousands)
Revenue	$—	$23,980
Operating cost and expenses	—	(29,601)
Operating loss	—	(5,621)
Other expense	(378)	(2,136)
Income tax benefit	—	2,107
Loss from discontinued operations	$(378)	$(5,650)

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, are as follows:

	December 31,
	2019	2018

	(In thousands)
Goodwill	$1,239,584	$1,244,758
Intangible assets with indefinite lives	221,199	230,684
Intangible assets with definite lives, net	7,125	6,956
Total goodwill and intangible assets, net	$1,467,908	$1,482,398
An impairment of $6.6 million was recognized on the Match brand in the UK, which is included within amortization, during the year ended December 31, 2019.
The following table presents the balance of goodwill, including the changes in the carrying value of goodwill, for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018

	(In thousands)
Balance at January 1	$1,244,758	$1,247,644
Additions	3,553	11,187
Foreign Exchange Translation	(8,727)	(14,073)
Balance at December 31	$1,239,584	$1,244,758
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2019 and 2018, intangible assets with definite lives are as follows:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Patent and technology	$10,797	$(5,876)	$4,921	8.9
Trade names	6,297	(4,986)	1,311	3.0
Customer lists	262	(262)	—	—
Other	3,513	(2,620)	893	4.0
Total	$20,869	$(13,744)	$7,125	7.2

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)

	(In thousands)
Patent and technology	$10,715	$(4,859)	$5,856	8.5
Trade names	4,814	(4,814)	—	—
Customer Lists	270	(270)	—	—
Other	3,000	(1,900)	1,100	5.0
Total	$18,799	$(11,843)	$6,956	7.9
At December 31, 2019, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
2020	$2,052
2021	1,346
2022	951
2023	564
2024 and thereafter	2,212
Total	$7,125

NOTE 6—FINANCIAL INSTRUMENTS
Long-term investments
At December 31, 2019 and 2018, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $5.1 million and $9.1 million, respectively, and is included in “Long-term investments” in the accompanying consolidated balance sheet.
Equity securities without readily determinable fair values
For all equity securities without readily determinable fair values as of December 31, 2019, the Company has elected the measurement alternative. Since the adoption of ASU 2016-01 on January 1, 2018, the cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values was $6.1 million through December 31, 2019. For the years ended December 31, 2019 and 2018, we recognized impairments of $4.0 million and $2.1 million, respectively, which are included in “Other (expense) income, net” in the accompanying consolidated statement of operations.
Cost method investments (prior to the adoption of ASU No. 2016-01)
During the year ended December 31, 2017, we recognized an other-than-temporary impairment charge of $2.3 million related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
On October 23, 2017, a cost method investment with a carrying value of $51.1 million was sold for net proceeds of $60.2 million resulting in a pre-tax gain of $9.1 million, which is included in “Other (expense) income, net” in the accompanying consolidated statement of operations.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$150,865	$—	$—	$150,865
Time deposits	—	30,000	—	30,000
Total	$150,865	$30,000	$—	$180,865

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$72,546	$—	$—	$72,546

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,974)	$(1,974)
The following table presents the changes in the Company’s financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2019	2018
	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(1,974)	$(2,647)
Total net (losses):
Fair value adjustments	—	(320)
Included in other comprehensive (loss) income	(14)	45
Settlements	1,988	948
Balance at December 31	$—	$(1,974)
Contingent consideration arrangements
As of December 31, 2019, there are no contingent consideration arrangements. The contingent consideration arrangement liability at December 31, 2018 of $2.0 million is included in “Accrued expenses and other current liabilities” and was paid during the year ended December 31, 2019.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)	$(1,603,483)	$(1,696,033)	$(1,515,911)	$(1,513,683)
______________________
(a)At December 31, 2019 and 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $21.5 million and $19.1 million, respectively.
At December 31, 2019 and 2018, the fair value of long-term debt, net is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, we considered the Company’s $500 million revolving credit facility (the “Credit Facility”), which has a variable interest rate, to have a fair value equal to its carrying value. The Credit Facility did not have an outstanding balance at December 31, 2019.
NOTE 7—LONG-TERM DEBT, NET
Long-term debt, net consists of:

	December 31,
	2019	2018

	(In thousands)
Credit Facility due December 7, 2023	$—	$260,000
Term Loan due November 16, 2022	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	—
Total long-term debt	1,625,000	1,535,000
Less: Unamortized original issue discount and original issue premium, net	6,282	7,352
Less: Unamortized debt issuance costs	15,235	11,737
Total long-term debt, net	$1,603,483	$1,515,911

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Notes:
The 5.625% Senior Notes were issued on February 15, 2019. The proceeds from these notes were used to repay outstanding borrowings under the Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth below, together with accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Beginning February 15,	Percentage
2024	102.813%
2025	101.875%
2026	100.938%
2027 and thereafter	100.000%
The 5.00% Senior Notes were issued on December 4, 2017. These notes were issued at 99.027% of par. The proceeds of $445.6 million, along with cash on hand, were used to redeem the $445.2 million of outstanding senior notes due in 2022 (the “6.75% Senior Notes”) and pay the related call premium. At any time prior to December 15, 2022, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Beginning December 15,	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%
The 6.375% Senior Notes were issued on June 1, 2016, and are currently redeemable. These notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Beginning June 1,	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At December 31, 2019, there were no limitations pursuant thereto. There are additional covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth therein, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% Senior notes is less restrictive than the indentures governing the 6.375% and 5.00% Senior Notes and generally only limits the Company’s and its subsidiaries’ ability to, amount other things,

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
The 5.00%, 5.625%, and 6.375% Senior Notes rate equally in right of payment.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. At both December 31, 2019 and 2018, the outstanding balance on the Term Loan was $425 million and the loan bore interest at LIBOR plus 2.50%. The interest rate of the Term Loan was 4.44% and 5.09%, at December 31, 2019 and 2018, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
On December 7, 2018, the $500 million Credit Facility was amended to, among other things, modify the leverage ratio levels in the pricing grid used to calculate the applicable rate and extend its maturity to December 7, 2023. At December 31, 2019, there were no outstanding borrowings under the Credit Facility. At December 31, 2018, the outstanding borrowings under the Credit Facility were $260 million, which bore interest at LIBOR plus 1.50%, or 3.97%, and were repaid with a portion of the net proceeds from the issuance of the 5.625% Senior Notes, described above. The annual commitment fee on undrawn funds, based on the current leverage ratio, is 25 basis points at both December 31, 2019 and 2018, respectively. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the agreement).
The Credit Facility and Term Loan contain covenants that would limit the ability of the Company to pay dividends, make distributions or repurchase our stock in the event the Company’s secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these debt agreements that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under the Credit Facility rank equally with each other, and have priority over the 5.00%, 5.625%, and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2022	$425,000
2024	400,000
2027	450,000
2029	350,000
Total	1,625,000
Less: Unamortized original issue discount	6,282
Less: Unamortized debt issuance costs	15,235
Total long-term debt, net	$1,603,483

NOTE 8—SHAREHOLDERS’ EQUITY
Description of Common Stock, Class B Convertible Common Stock and Class C Common Stock
The rights of holders of Match Group common stock, Class B common stock and Class C common stock are identical, except for voting rights, conversion rights and dividend rights. Holders of common stock are entitled to

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2019, IAC holds 209.9 million shares of our Class B common stock, representing 100% of our outstanding Class B common stock, and 16.6 million shares of our common stock, representing 23.5% of our outstanding common stock. IAC’s ownership interest is 80.7% and IAC holds 97.5% of the outstanding total voting power of the Company.
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
Reserved Common Shares
In connection with equity compensation plans, 48.0 million shares of Match Group common stock are reserved at December 31, 2019.
Common Stock Repurchases
In May 2017, Match Group’s Board of Directors authorized the repurchase of 6 million shares of Match Group common stock. In August 2019, the Board authorized an increase of 10 million shares in the share repurchase program, for a total authorization of 16 million shares. At December 31, 2019, the Company has approximately 9.9 million shares remaining in its share repurchase authorization.
During each of the years ended December 31, 2019 and 2018, the Company repurchased 3.1 million shares of Match Group common stock for aggregate consideration, on a trade date basis, of $216.4 million and $133.5 million, respectively. No repurchases were made during 2017.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings. For the years ended December 31, 2019, 2018, and 2017, the Company’s accumulated other comprehensive losses relate to foreign currency translation adjustments.

Accumulated Other Comprehensive (Loss) Income

(In thousands)
Balance at January 1, 2017	$(176,384)
Other comprehensive income before reclassifications	63,352
Amounts reclassified into earnings	714
Balance at December 31, 2017	(112,318)
Other comprehensive loss	(24,848)
Balance at December 31, 2018	(137,166)
Other comprehensive loss	(10,272)
Balance at December 31, 2019	$(147,438)
At December 31, 2019, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Years Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings from continuing operations	$534,425	$534,425	$472,969	$472,969	$355,977	$355,977
Net loss (earnings) attributable to noncontrolling interests	306	306	5,348	5,348	(179)	(179)
Impact from subsidiaries' dilutive securities	—	(666)	—	—	—	—
Net earnings from continuing operations attributable to Match Group, Inc. shareholders	534,731	534,065	478,317	478,317	355,798	355,798
Loss from discontinued operations, net of tax	—	—	(378)	(378)	(5,650)	(5,650)
Net earnings attributable to Match Group, Inc. shareholders	$534,731	$534,065	$477,939	$477,939	$350,148	$350,148

Denominator
Weighted average basic shares outstanding	280,490	280,490	277,005	277,005	264,014	264,014
Dilutive securities(a)(b)	—	14,843	—	19,770	—	32,062
Denominator for earnings per share—weighted average shares	280,490	295,333	277,005	296,775	264,014	296,076

Earnings (loss) per share:
Earnings per share from continuing operations	$1.91	$1.81	$1.73	$1.61	$1.35	$1.20
Loss per share from discontinued operations, net of tax	$—	$—	$—	$—	$(0.02)	$(0.02)
Earnings per share attributable to Match Group, Inc. shareholders	$1.91	$1.81	$1.73	$1.61	$1.33	$1.18
______________________
(a)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and the vesting of restricted stock units (“RSUs”). For the years ended December 31, 2019, 2018, and 2017, 0.3 million, 0.2 million and 4.7 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)Market-based awards and performance-based stock options (“PSOs”) and restricted stock units (“PSUs”) are considered contingently issuable shares. Market-based awards, PSOs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award, PSOs and PSUs are dilutive for the respective reporting periods. For the years ended December 31, 2019, 2018, and 2017, 0.8 million, 0.7 million, and 3.8 million market-based awards, PSOs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has two active stock and annual incentive plans, one which became effective in 2015 upon the completion of the IPO and another plan approved by shareholders in 2017. The 2015 plan replaced two historical plans that governed equity awards granted prior to the IPO. The 2015 plan covers stock options to acquire shares of Match Group common stock and RSUs granted pursuant to the historical plans and stock options and stock settled stock appreciation rights denominated in the equity of certain of our subsidiaries granted prior to the IPO, as well as provides for the future grant of these and other equity awards. The 2015 and 2017 plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2019, there were 30.9 million shares available for the future grant of equity awards under the 2015 and 2017 plans collectively.
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
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to the Company’s stock options and RSUs, performance-based stock options, market-based RSUs and PSUs for which vesting is considered probable, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options, RSUs and market-based awards held by Match Group employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2019, there is $114.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017 related to all stock-based compensation is $110.4 million, $107.2 million and $295.1 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2019, 2018, and 2017 is $73.4 million, $103.3 million, and $310.9 million, respectively. As the Company is currently in a NOL position there will be some delay in the timing of the realization of cash benefit of income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock options outstanding at December 31, 2019 and changes during the year ended December 31, 2019 are as follows:

	December 31, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2019	19,495	$14.72
Exercised	(6,637)	13.88
Forfeited	(1,080)	11.97
Expired	(2)	11.76
Outstanding at December 31, 2019 (a)	11,776	$15.44	6.4	$785,108
Options exercisable	5,513	$13.46	5.7	$378,482
______________________
(a)Included in the outstanding balance at December 31, 2019 are 0.6 million performance-based stock options, which vest in varying amounts and years depending upon certain performance conditions. The Company does not expect any shares to vest based on our current assessment of the performance conditions. The table above includes these awards at their maximum potential payout.
The aggregate intrinsic value in the table above represents the difference between Match Group’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2019. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 is $344.2 million, $455.1 million and $533.8 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2019	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable at December 31, 2019	Weighted- Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

	(Shares in thousands)
$0.01 to $10.00	2,502	6.3	$8.85	1,172	6.3	$8.37
$10.01 to $20.00	6,820	6.0	14.31	3,623	5.1	13.18
$20.01 to $30.00	2,099	7.8	23.98	679	7.8	22.78
$30.01 to $40.00	355	8.0	33.10	39	8.0	30.97
	11,776	6.4	$15.44	5,513	5.7	$13.46
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. When options are granted, the Company uses a blend of Match Group’s historical volatility and IAC’s historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. The expected term is based upon the combination of the initial vesting term and the historical exercise behavior of our employees after vest. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2018	2017
Expected volatility	29%	27%
Risk-free interest rate	2.5%	1.9%
Expected term	5.3 years	5.0 years
Dividend yield	—%	—%
There were no stock options granted by the Company during the year ended December 31, 2019. Approximately 0.6 million and 8.2 million stock options were granted by the Company during the years ended December 31, 2018 and 2017, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2018, and 2017 were $10.63 and $5.67, respectively.
Cash received from stock option exercises for the years ended December 31, 2018, and 2017 is less than $0.1 million, and $59.4 million respectively. No cash was received from stock option exercises for the year ended December 31, 2019. The decrease in cash received from stock option exercises in 2019 and 2018 compared to 2017 is due to substantially all options being net settled for the exercise price beginning in late 2017.
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
Unvested RSUs and PSUs outstanding at December 31, 2019 and changes during the year ended December 31, 2019 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Unvested at January 1, 2019	2,759	$29.38	—	$—
Granted	1,464	61.88	346	57.78
Vested	(917)	25.32	—	—
Forfeited	(257)	40.17	—	—
Unvested at December 31, 2019	3,049	$45.29	346	$57.78
______________________
(a)Represents the maximum shares issuable.
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2019, 2018, and 2017, based on market prices of Match Group’s common stock on the grant date, was $61.10, $42.24 and $19.21, respectively. The total fair value of RSUs that vested during the years ended December 31, 2019, 2018, and 2017 was $23.2 million, $9.0 million and $6.7 million, respectively. No PSUs vested during the years ended December 31, 2019, 2018, and 2017.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Market-based Awards
During 2018 and 2017, the Company granted market-based awards to certain employees. The number of awards that ultimately vest for certain awards is dependent upon Match Group’s stock price and for other awards on the valuation of a wholly-owned business. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group’s stock price and, as necessary, the valuation of the subsidiary. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests in addition to the market condition.
Market-based awards outstanding at December 31, 2019 and changes during the year ended December 31, 2019 are as follows:

	Market-based awards
	Number of shares	Weighted Average Grant Date Price

	(Shares in thousands)
Unvested at January 1, 2019	4,609	$18.28
Vested	(2,375)	18.16
Forfeited	(170)	18.18
Expired	(133)	18.95
Unvested at December 31, 2019	1,931	$19.68
The weighted average fair value of market-based awards granted during the years ended December 31, 2018, and 2017, based on the valuation model, was $6.88 and $7.50, respectively. There were no market-based awards granted for the year ended December 31, 2019. The total fair value of market-based awards that vested during the years ended December 31, 2019, 2018, and 2017 was $16.5 million, $4.9 million and $3.1 million, respectively.
Net Settlement of Awards
We settle substantially all equity awards on a net basis. Assuming all equity awards outstanding on December 31, 2019 were net settled on that date, we would have issued 8.0 million common shares (of which 2.6 million are related to vested shares and 5.4 million are related to unvested shares) and, assuming a 50% withholding rate, would have remitted $655.9 million in cash for withholding taxes (of which $209.5 million is related to vested shares and $446.4 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $655.9 million employee withholding tax obligation, 8.0 million additional shares would be issued by the Company.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
IAC Denominated Stock Options
There were no IAC stock options granted by IAC under its equity incentive plans to employees of Match Group during the years ended December 31, 2019, 2018 and 2017. Approximately 0.1 million IAC stock options remain outstanding to employees of Match Group as of December 31, 2019. The fair value of each stock option award was estimated on the grant date using the Black–Scholes option pricing model. IAC stock options were granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.
NOTE 12—GEOGRAPHIC INFORMATION
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Revenue
United States	$972,747	$872,977	$722,446
All other countries	1,078,511	856,873	608,215
Total	$2,051,258	$1,729,850	$1,330,661
The United States is the only country from which revenue is greater than 10 percent of total revenue.

	December 31,
	2019	2018

	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$48,505	$35,004
France	7,270	11,591
Canada	7,849	8,927
All other countries	2,316	2,829
Total	$65,940	$58,351

NOTE 13—LEASES
The Company leases office space, data center facilities, and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. Several of these lease agreements relate to properties owned by IAC. See “Note 16—Related Party Transactions” for additional information on the intercompany lease agreements.
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

Leases	Balance Sheet Classification	December 31, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$43,288

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$14,003
Long-term lease liabilities	Other long-term liabilities	32,475
Total lease liabilities		$46,478

Lease Cost	Income Statement Classification	Year Ended December 31, 2019

		(In thousands)
Fixed lease cost	Cost of revenue	$3,560
Fixed lease cost	General and administrative expense	15,850
Total fixed lease cost(a)		19,410

Variable lease cost	Cost of revenue	358
Variable lease cost	General and administrative expense	3,219
Total variable lease cost		3,577
Net lease cost		$22,987
______________________
(a)Includes approximately $3.0 million of short-term lease cost, and less than $0.4 million of sublease income, for the year ended December 31, 2019.
Maturities of lease liabilities as of December 31, 2019(b):

(In thousands)
2020	$15,953
2021	15,106
2022	8,909
2023	3,399
2024	2,905
After 2024	5,727
Total	51,999
Less: Interest	(5,521)
Present value of lease liabilities	$46,478
______________________
(b)Operating lease payments exclude $0.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following are the weighted average assumptions used for lease term and discount rate as of December 31, 2019:

Remaining lease term	4.0 years
Discount rate	5.05%

Year Ended December 31, 2019

(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$4,720
Cash paid for amounts included in the measurement of lease liabilities	$18,508

NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has funding commitments in the form of purchase obligations and surety bonds. The purchase obligations due in less than one year are $43.9 million and the purchase obligations due between one and three years are $40.0 million for a total of $83.9 million in purchase obligations. The purchase obligations primarily relate to web hosting services with $40.0 million due for both the years ended December 31, 2020 and 2021. Surety bonds totaling $0.1 million are currently outstanding as of December 31, 2019.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion, which remains pending. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending.
Document discovery in the case is substantially complete, and deposition discovery is underway. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19-cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of the terms of its former six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, the Company filed a motion to dismiss the complaint. The FTC opposed the motion, which remains pending.
On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena.
Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Cash paid (received) during the year for:
Interest	$78,278	$71,308	$71,893
Income tax payments, including amounts paid to IAC under the tax sharing agreement	33,592	39,267	28,938
Income tax refunds, including amounts refunded from IAC under the tax sharing agreement	(1,380)	(17,720)	(13,537)

	December 31,
	2019	2018	2017	2016

	(In thousands)
Cash and cash equivalents	$465,676	$186,947	$272,624	$253,651
Restricted cash included in other current assets	127	193	137	120
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flow	$465,803	$187,140	$272,761	$253,771

NOTE 16—RELATED PARTY TRANSACTIONS
Relationship with IAC
In connection with the IPO in 2015, the Company entered into certain agreements relating to our relationship with IAC. These agreements include a master transaction agreement; an investor rights agreement; a tax sharing agreement; a services agreement; an employee matters agreement and a subordinated loan agreement.
For the years ended December 31, 2019, 2018 and 2017, the Company incurred $7.9 million, $7.6 million, and $9.9 million, respectively, pursuant to the services agreement. Included in these amounts are $5.8 million, $5.2 million and $5.1 million, respectively, for leasing of office space for certain of our businesses at properties owned by IAC. In December 2017, certain international subsidiaries of the Company agreed to sell net operating losses that were not expected to be utilized to an IAC subsidiary for $0.9 million. All amounts were paid in full by the Company at December 31, 2019, 2018, and 2017.
At December 31, 2019, $15.1 million of both the ROU assets and the lease liabilities represented leases between the Company and IAC.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investor Rights Agreement
Under the investor rights agreement, the Company provides IAC with (i) specified registration and other rights relating to its shares of our common stock and (ii) anti-dilution rights. See “Note 8—Shareholders’ Equity” for additional information on the anti-dilution rights.
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
At December 31, 2019, there was $0.2 million of outstanding payables pursuant to the tax sharing agreement. At December 31, 2018, there were no outstanding receivables or payables pursuant to the tax sharing agreement. Refunds from IAC during the years ended December 31, 2018 and 2017 pursuant to this agreement were $7.0 million and $10.9 million. For the year ended December 31, 2019, there were no payments to or refunds from IAC pursuant to this agreement.
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
During the years ended December 31, 2019, 2018 and 2017, 0.8 million, 3.0 million and 11.9 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement; 0.7 million, 2.5 million and 11.3 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards originally denominated in shares of a subsidiary of the Company; and 0.1 million, 0.5 million and 0.6 million, respectively, of which were

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.
IAC Subordinated Loan Facility
Prior to the IPO, the Company entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), which allowed the Company to make one or more requests to IAC to borrow funds. If IAC agreed to fulfill any such borrowing request, the related indebtedness would be incurred in accordance with the terms of the IAC Subordinated Loan Facility. Any indebtedness outstanding under the IAC Subordinated Loan Facility would be by its terms subordinated in right of payment to the obligations under the Match Group Credit Agreement and the Match Group Senior Notes, and would bear interest at the applicable rate set forth in the pricing grid in the Match Group Credit Agreement, which rate is based on the Company’s consolidated net leverage ratio at the time of borrowing, plus an additional amount to be agreed upon. The IAC Subordinated Loan Facility had a scheduled final maturity date of no earlier than 90 days after the maturity date of the Match Group Credit Facility or the latest maturity date in respect of any class of Term Loans outstanding under the Match Group Credit Agreement. At December 31, 2019, the Company had no indebtedness outstanding under the IAC Subordinated Loan Facility. The IAC Subordinated Loan Facility was terminated on February 26, 2020.
NOTE 17—BENEFIT PLANS
Match Group employees are eligible to participate in a retirement savings plan sponsored by IAC in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the “Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. Prior to July 2019, the employer match under the Plan was fifty cents for each dollar a participant contributed in the Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Beginning July 1, 2019, the employer match under the Plan was changed to 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Plan. Matching contributions under the Plan for the years ended December 31, 2019, 2018 and 2017 were $5.8 million, $2.8 million and $2.2 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2019 is primarily due to the aforementioned change of the Company’s matching contribution in the second half of 2019.
Internationally, Match Group also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2019, 2018 and 2017 were $3.1 million, $2.8 million and $2.2 million, respectively.
NOTE 18—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2019	2018

	(In thousands)
Other current assets:
Capitalized mobile app fees	$28,478	$29,216
Prepaid expenses	55,676	19,476
Other	10,046	9,074
Other current assets	$94,200	$57,766

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2018

	(In thousands)
Property and equipment, net:
Computer equipment and capitalized software	$144,405	$136,083
Leasehold improvements	27,628	24,529
Furniture and other equipment	8,442	7,395
Projects in progress	8,026	3,369
	188,501	171,376
Accumulated depreciation and amortization	(122,561)	(113,025)
Property and equipment, net	$65,940	$58,351

	December 31,
	2019	2018

	(In thousands)
Accrued expenses and other current liabilities:
Accrued advertising expense	$32,201	$40,894
Accrued employee compensation and benefits	47,745	38,378
Accrued professional fees	22,728	14,118
Current lease liabilities	14,003	—
Other	61,901	42,581
Accrued expenses and other current liabilities	$178,578	$135,971

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Other (expense) income, net	$(2,026)	$7,765	$(30,827)
Other expense, net, in 2019 includes a $4.0 million impairment of an equity investment, expense of $1.7 million related to a mark-to-market adjustment pertaining to a liability classified equity instrument, and $0.9 million in net foreign currency losses in the period, partially offset by interest income of $4.4 million.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31

	(In thousands, except per share data)
Year Ended December 31, 2019
Revenue	$464,625	$497,973	$541,493	$547,167
Cost of revenue	120,224	126,665	138,225	142,070
Operating income	118,828	172,898	176,604	180,201
Earnings from continuing operations	123,034	127,968	151,406	132,017
Net earnings attributable to Match Group, Inc. shareholders	123,034	127,973	151,498	132,226
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.44	$0.46	$0.54	$0.47
Diluted (a)	$0.42	$0.43	$0.51	$0.45
Per share information attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.44	$0.46	$0.54	$0.47
Diluted (a)	$0.42	$0.43	$0.51	$0.45

Year Ended December 31, 2018
Revenue	$407,367	$421,196	$443,943	$457,344
Cost of revenue	93,944	97,334	107,512	111,210
Operating income	112,233	150,165	139,895	151,001
Earnings from continuing operations	99,678	131,358	127,950	113,983
(Loss) earnings from discontinued operations, net of tax	—	—	(378)	—
Net earnings attributable to Match Group, Inc. shareholders	99,736	132,500	130,159	115,544
Per share information from continuing operations attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.36	$0.48	$0.47	$0.42
Diluted (a)	$0.33	$0.45	$0.44	$0.39
Per share information attributable to the Match Group, Inc. shareholders:
Basic (a)	$0.36	$0.48	$0.47	$0.42
Diluted (a)	$0.33	$0.45	$0.44	$0.39
______________________
(a)Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
NOTE 20—SUBSEQUENT EVENTS
On January 31, 2020, entities controlled by IAC completed the contribution to Match Group of two office buildings in Los Angeles, which are primarily occupied by Tinder, for 1,378,371 shares of Match Group common stock.
On February 11, 2020, we completed a private offering of $500 million aggregate principal amount of 4.125% Senior Notes due August 1, 2030. The proceeds from these notes were used to pay expenses associated with the offering and, in the event the Separation is consummated, will be used to fund the Intercompany Loan to IAC. If the Separation is not consummated, the proceeds will be used for general corporate purposes.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 13, 2020, the $500 million Credit Facility was amended to, among other things, increase the available borrowing capacity to $750 million, reduce interest rate margins by 0.125% to LIBOR plus 1.375%, and extend its maturity to February 13, 2025. Additionally on February 13, 2020, the $425 million Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity to February 13, 2027.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2019, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Match Group management, including the CEO and the CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Match Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Match Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Match Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
New York, New York
February 27, 2020

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated by reference to Match Group’s definitive Proxy Statement to be used in connection with its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K, or will be provided in an amendment on Form 10-K/A.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K relating to directors and executive officers of Match Group is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Match Group Executive Officers Who Are Not Directors,” respectively, in the 2020 Proxy Statement or will be provided in an amendment on Form 10-K/A. The information required by Item 406 of Regulation S-K relating to Match Group’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2020 Proxy Statement and is incorporated by reference or will be provided in an amendment on Form 10-K/A.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled “Executive Compensation” and “Director Compensation” in the 2020 Proxy Statement and is incorporated herein by reference or will be provided in an amendment on Form 10-K/A. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement and is incorporated herein by reference or will be provided in an amendment on Form 10-K/A; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of Match Group common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under Match Group’s various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2020 Proxy Statement and is incorporated herein by reference or will be provided in an amendment on Form 10-K/A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Match Group required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2020 Proxy Statement and is incorporated herein by reference or will be provided in an amendment on Form 10-K/A.
Item 14. Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of Match Group’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to Match Group by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2020 Proxy Statement and is incorporated herein by reference or will be provided in an amendment on Form 10-K/A.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Match Group, Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2019 and 2018.
Consolidated Statement of Operations for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017.
Notes to Consolidated Financial Statements.

(2)  Consolidated Financial Statement Schedule of Match Group, Inc.

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits
See Exhibit Index below for a complete list of Exhibits to this report.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated, or furnished herewith.

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	8-K	000-20570	2.1	7/17/2015
2.2*	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, Match Group, Inc., IAC Holdings, Inc. and Valentine Merger Sub LLC.	8-K	001-37636	2.1	12/23/2019
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	8-K	001-37636	3.1	11/24/2015
3.2	Amended and Restated By-laws of Match Group, Inc.	8-K	001-37636	3.1	12/7/2017
4.1	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	6/2/2016
4.2	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	4.1	11/24/2015
4.3	Indenture, dated December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	12/4/2017
4.4	Indenture, dated as of February 15, 2019, between Match Group, Inc. and Computershare Trust Company, N.A. as trustee.	8-K	001-37636	4.1	2/15/2019
4.5	Description of Securities					†
10.1	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.1	11/24/2015
10.2	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.2	11/24/2015
10.3	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	10-Q	001-37636	10.1	5/10/2016
10.4	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.3	11/24/2015
10.5	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.4	11/24/2015
10.6	Contribution Agreement, dated as of December 19, 2019, by and among TMC Realty, L.L.C., 8831-8833 Sunset, LLC and Match Group, Inc.	8-K	001-37636	10.1	12/23/2019
10.7	Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.5	11/24/2015
10.8	First Amendment to the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	8/4/2017
10.9	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.7	2/28/2017
10.10	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.8	2/28/2017
10.11	Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.1	6/21/2018
10.12	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	11/9/2017

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.13	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.2	11/9/2017
10.14	Summary of Non-Employee Director Compensation Arrangements.(1)	10-K	001-37636	10.9	3/28/2016
10.15	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	001-37636	10.11	3/28/2016
10.16	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	12/8/2016
10.17	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	8/17/2017
10.18	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	12/13/2018
10.19	Employment Agreement between Amanda W. Ginsberg and Match Group, Inc. dated as of July 20, 2018.(1)	8-K	001-37636	10.1	7/26/2018
10.20	Employment Agreement between Gary Swidler and Match Group, Inc. dated as of August 8, 2018.(1)	8-K	001-37636	10.1	8/14/2018
10.21	Employment Agreement between Jared Sine and Match Group, Inc. dated as of August 8, 2018.(1)	8-K	001-37636	10.2	8/14/2018
10.22	Employment Agreement between Sharmistha Dubey and Match Group, Inc. dated as of August 8, 2018.(1)	10-Q	001-37636	10.5	11/9/2018
21.1	Subsidiaries of the Registrant as of December 31, 2019.					†
23.1	Consent of Ernst & Young LLP.					†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Incline XBRL and contained in Exhibit 101)
______________________
(1)Reflects management contracts and management and director compensatory plans.
* Certain schedules and exhibits to the Transaction Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule and/or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2020	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020:

Signature	Title

/s/ JOSEPH LEVIN	Chairman of the Board
Joseph Levin

/s/ AMANDA W. GINSBERG	Chief Executive Officer and Director (Principal Executive Officer)
Amanda W. Ginsberg

/s/ GARY SWIDLER	Chief Financial Officer (Principal Financial Officer)
Gary Swidler

/s/ PHILIP D. EIGENMANN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Philip D. Eigenmann

/s/ SHARMISTHA DUBEY	Director
Sharmistha Dubey

/s/ ANN L. McDANIEL	Director
Ann L. McDaniel

/s/ THOMAS J. McINERNEY	Director
Thomas J. McInerney

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ PAMELA S. SEYMON	Director
Pamela S. Seymon

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ MARK STEIN	Director
Mark Stein

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

Schedule II
MATCH GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
2019
Allowance for doubtful accounts	$724	$79	(a)	$(8)		$(217)	(d)	$578
Deferred tax valuation allowance	47,448	7,472	(b)	(42)	(c)	—		54,878
Other reserves	3,008							2,901
2018
Allowance for doubtful accounts	$778	$83	(a)	$(15)		$(122)	(d)	$724
Deferred tax valuation allowance	24,795	22,675	(e)	(22)	(c)	—		47,448
Other reserves	2,544							3,008
2017
Allowance for doubtful accounts	$676	$427	(a)	$(47)		$(278)	(d)	$778
Deferred tax valuation allowance	23,411	1,157	(f)	227	(c)	—		24,795
Other reserves	2,822							2,544
______________________
(a)Additions to the allowance for doubtful accounts are charged to expense.
(b)Amount is primarily related to foreign and state net operating losses and foreign interest deduction carryforwards.
(c)Amount is related to currency translation adjustments on foreign net operating losses.
(d)Write-off of fully reserved accounts receivable.
(e)Amount is primarily related to foreign tax credits and foreign interest deduction carryforwards.
(f)Amount is primarily related to an other-than-temporary impairment charge for a certain cost method investment and an increase in foreign tax loss carryforwards.