Form 10-K/A
period 2019-12-31
Match Group, Inc.
filed 2020-04-29
CIK 1575189

As filed with the Securities and Exchange Commission on April 29, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 15, 2020, the following shares of the Registrant’s Common Stock were outstanding:

Common Stock	74,169,098
Class B Common Stock	209,919,402
Class C Common Stock	—
Total	284,088,500
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2019 was $3,657,298,765. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
None.

EXPLANATORY NOTE
Match Group, Inc., or the Company, is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and replaced in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements or other financial information has been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Board of Directors
Background information about each director is set forth below, including information regarding the specific experiences, characteristics, attributes and skills that the Board of Directors considered in determining that each director should serve on the Board, and which the Board believes provide the Company with the perspective and judgment needed to guide, monitor and execute its strategies.
Sharmistha Dubey, age 49, has served as Chief Executive Officer of Match Group since March 2020 and as a director of Match Group since September 2019. Ms. Dubey served as President of Match Group from January 2018 to March 2020. Prior to that time, she served as Chief Operating Officer of Tinder from February 2017 to January 2018 and as President of Match Group Americas, where she oversaw the product and business operations for North American dating properties, including the Match U.S. brand, Plenty of Fish, OkCupid and Match Affinity Brands, from December 2015 to January 2018. Prior to that, she served in multiple roles within the Company: Chief Product Officer of The Princeton Review and Tutor.com from July 2014 to December 2015; Executive Vice President of Tutor.com from April 2013 to July 2014; Chief Product Officer of Match.com from January 2013 through April 2013 and Senior Vice President, Match.com and Chemistry.com from September 2008 through December 2012. She holds an undergraduate degree in engineering from the Indian Institute of Technology and a master’s in engineering from Ohio State University. In determining that Ms. Dubey should serve as a director, the Board considered her position as Chief Executive Officer of the Company as well as her considerable experience managing operations and strategic planning, including in her prior roles within the Company.
Joseph Levin, age 40, has been Chairman of the Board (in a non-executive capacity) of Match Group since December 2017 and a director of Match Group since October 2015. Mr. Levin has served as Chief Executive Officer of IAC since June 2015 and prior to that time, served as Chief Executive Officer of IAC/InterActiveCorp (“IAC”) Search & Applications, overseeing the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from January 2012. From November 2009 to January 2012, Mr. Levin served as Chief Executive Officer of Mindspark Interactive Network, an IAC subsidiary, and previously served in various capacities at IAC in strategic planning, mergers and acquisitions and finance since joining IAC in 2003. Mr. Levin has served on the boards of directors of IAC and ANGI Homeservices Inc. since June 2015 and September 2017, respectively, and currently serves as Chairman of the board of ANGI Homeservices Inc. Mr. Levin previously served on the boards of directors of LendingTree, Inc. (from August 2008 through November 2014), The Active Network (beginning prior to its 2011 initial public offering through its sale in December 2013) and Groupon, Inc. (from March 2017 to July 2019). In addition to his for-profit affiliations, Mr. Levin serves on the Undergraduate Executive Board of Wharton School. In determining that Mr. Levin should serve as a director, the Board considered the unique knowledge and experience regarding Match Group and its businesses that he has gained through his various roles with IAC since 2003, most recently his role as Chief Executive Officer of IAC, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.
Ann L. McDaniel, age 64, has been a director of Match Group since December 2015. Ms. McDaniel currently serves as a consultant to Graham Holdings Company and previously served as Senior Vice President of Graham Holdings Company (and its predecessor companies) from June 2008 to April 2015. Prior to that time, Ms. McDaniel served as Vice President–Human Resources of Graham Holdings Company from September 2001. Ms. McDaniel also served as Managing Director of Newsweek, Inc., a Graham Holdings Company property, from January 2008 until its sale in September 2010, and prior to that time, held various editorial positions at Newsweek. In determining that Ms. McDaniel should serve as a director, the Board considered her extensive human resources experience, which the Board believes give her particular insight into personnel and compensation matters, as well as her management experience with Newsweek, which the Board believes gives her insight into business strategy, leadership and marketing.
Thomas J. McInerney, age 55, has been a director of Match Group since November 2015. Mr. McInerney has served as Chief Executive Officer of Altaba Inc., a publicly traded registered investment company and the successor company to Yahoo! Inc., since June 2017. Mr. McInerney previously served as Executive Vice

President and Chief Financial Officer of IAC from January 2005 to March 2012. From January 2003 through December 2005, he served as Chief Executive Officer of the retailing division of IAC, which included HSN, Inc. and Cornerstone Brands. From May 1999 to January 2003, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster, formerly Ticketmaster Online–CitySearch, Inc., a live entertainment ticketing and marketing company. From 1986 to 1988 and from 1990 to 1999, Mr. McInerney worked at Morgan Stanley, a global financial services firm, most recently as Principal. Mr. McInerney has served on the board of directors of Altaba Inc. since June 2017. During the past five years, Mr. McInerney served on the boards of Yahoo! Inc., HSN, Inc., Cardlytics, Inc., and Interval Leisure Group. In determining that Mr. McInerney should serve as a director, the Board considered his extensive senior leadership experience at IAC and his related knowledge and experience regarding Match Group, as well as his high level of financial literacy and expertise regarding restructurings, mergers and acquisitions and operations, and his public company board and committee experience.
Glenn H. Schiffman, age 50, has been a director of Match Group since September 2016. Mr. Schiffman has served as Executive Vice President and Chief Financial Officer of IAC since April 2016 and served as Chief Financial Officer of ANGI Homeservices Inc. from September 2017 to March 2019. Prior to joining IAC, Mr. Schiffman served as Senior Managing Director at Guggenheim Securities, the investment banking and capital markets business of Guggenheim Partners, since March 2013. Prior to his tenure at Guggenheim Securities, Mr. Schiffman was a partner at The Raine Group, a merchant bank focused on advising and investing in the technology, media and telecommunications industries, from September 2011 to March 2013. Prior to joining The Raine Group, Mr. Schiffman served as Co-Head of the Global Media group at Lehman Brothers from 2005 to 2007 and Head of Investment Banking Asia-Pacific at Lehman Brothers (and subsequently Nomura) from April 2007 to January 2010, as well as Head of Investment Banking, Americas from January 2010 to April 2011 for Nomura. Mr. Schiffman’s roles at Nomura followed Nomura’s acquisition of Lehman’s Asia business in 2008. Mr. Schiffman has served on the board of directors of ANGI Homeservices Inc. since June 2017. In his not-for-profit affiliations, Mr. Schiffman is a member of the National Committee on United States-China Relations and serves as a Member of the Board of Visitors for the Duke University School of Medicine. In determining that Mr. Schiffman should serve as a director, the Board considered the unique knowledge and experience regarding Match Group and its businesses that he has gained through his role as Executive Vice President and Chief Financial Officer of IAC since April 2016, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions. The Board also considered Mr. Schiffman’s investment banking experience, which the Board believes gives him particular insight into trends in capital markets and the technology and media industries.
Pamela S. Seymon, age 64, has been a director of Match Group since November 2015. Ms. Seymon was a partner at Wachtell, Lipton, Rosen & Katz, a New York law firm (“WLRK”), from January 1989 to January 2011, and prior to that time, was an associate at WLRK from 1982. During her tenure at WLRK, Ms. Seymon specialized in corporate law, mergers and acquisitions, securities and corporate governance, and represented public and private corporations on offense as well as defense, in both friendly and unsolicited transactions. Ms. Seymon is a graduate of Wellesley College, where she was a Wellesley Scholar, and New York University School of Law. In determining that Ms. Seymon should serve as a director, the Board considered her extensive experience representing public and private corporations in connection with a wide array of complex, sophisticated and high profile matters, as well as her high level of expertise generally regarding mergers, acquisitions, investments and other strategic transactions.
Alan G. Spoon, age 68, has been a director of Match Group since November 2015. Mr. Spoon served as General Partner and Partner Emeritus of Polaris Partners from 2011 to 2018. He previously served as Managing General Partner of Polaris Partners from 2000 to 2010. Polaris Partners is a private investment firm that provides venture capital and management assistance to development stage information technology and life sciences companies. Mr. Spoon was Chief Operating Officer and a director of The Washington Post Company (now known as Graham Holdings Company) from March 1991 through May 2000 and served as President from September 1993 through May 2000. Prior to his service in these roles, he held a wide variety of positions at The Washington Post Company, including President of Newsweek from September 1989 to May 1991. Mr. Spoon has served as a member of the board of directors of IAC (and its predecessors) since February 2003, Danaher Corporation since July 1999, CableOne since July 2015 and as Chairman of the board of directors of Fortive Corporation since July 2016. In his not-for-profit affiliations, Mr. Spoon was a member of the Board of Regents at the Smithsonian Institution (formerly Vice Chairman) and is now a member of the MIT Corporation (and its Executive

Committee). He also serves as a member of the board of directors of edX, a not-for-profit online education platform sponsored by Harvard and the MIT Corporation. In determining that Mr. Spoon should serve as a director, the Board considered his extensive private and public company board experience and public company management experience, all of which the Board believes give him particular insight into business strategy, leadership and marketing in the media industry. The Board also considered Mr. Spoon’s private equity experience and engagement with the MIT Corporation, which the Board believes gives him particular insight into trends in the internet and technology industries, as well as into acquisition strategy and financing.
Mark Stein, age 52, has been a director of Match Group since November 2015. Mr. Stein has served as Executive Vice President and Chief Strategy Officer of IAC since January 2016 and prior to that time, served as Senior Vice President and Chief Strategy Officer of IAC from September 2015. Mr. Stein previously served as both Senior Vice President of Corporate Development at IAC (from January 2008) and Chief Strategy Officer of IAC Search & Applications, the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment (from November 2012). Prior to his service in these roles, Mr. Stein served in several other capacities for IAC and its businesses, including as Chief Strategy Officer of Mindspark Interactive Network from 2009 to 2012, and prior to that time as Executive Vice President of Corporate and Business Development of IAC Search & Media. Mr. Stein has served on the board of directors of ANGI Homeservices Inc. since September 2017. In determining that Mr. Stein should serve as a director, the Board considered the unique knowledge and experience that he has gained through his various roles with IAC since 2005, as well as his high levels of financial and legal literacy, experience in operating a variety of online consumer service businesses and expertise regarding investments, partnerships and other strategic transactions.
Gregg Winiarski, age 49, has been a director of Match Group since October 2015. Mr. Winiarski has served as Executive Vice President, General Counsel and Secretary of IAC since February 2014 and previously served as Senior Vice President, General Counsel and Secretary of IAC from February 2009 to February 2014. Mr. Winiarski previously served as Associate General Counsel of IAC from February 2005, during which time he had primary responsibility for all legal aspects of IAC’s mergers and acquisitions and other transactional work. Prior to joining IAC in February 2005, Mr. Winiarski was an associate with Skadden, Arps, Slate, Meagher & Flom LLP, a global law firm, from 1997 to February 2005. Prior to joining Skadden, Mr. Winiarski was a certified public accountant with Ernst & Young in New York. Mr. Winiarski has served on the board of directors of ANGI Homeservices Inc. since June 2017. In determining that Mr. Winiarski should serve as a director, the Board considered the unique knowledge and experience regarding Match Group and its businesses that he has gained through his various roles with IAC since 2005, most recently his role as Executive Vice President and General Counsel, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.
Executive Officers Who are not Directors
Background information about Match Group’s current executive officers who are not directors is set forth below.
Jared F. Sine, age 41, has served as Chief Legal Officer and Secretary of Match Group since February 2019; and prior to that time, he served as General Counsel and Secretary of Match Group from July 2016. Prior to joining Match Group, Mr. Sine was Vice President and Associate General Counsel of Expedia Group, Inc. (“Expedia”) from July 2015 to June 2016 and in that capacity was responsible for mergers, acquisitions and other strategic transactions. Prior to that time, Mr. Sine held a variety of legal positions at Expedia from October 2012. Prior to joining Expedia, Mr. Sine was an associate at the law firms of Latham & Watkins and Cravath, Swaine & Moore. Mr. Sine has a BS and JD from Brigham Young University.
Gary Swidler, age 49, has served as Chief Operating Officer of Match Group since March 2020 and as Chief Financial Officer of Match Group since September 2015. Prior to that time, Mr. Swidler was a Managing Director and Head of the Financial Institutions Investment Banking Group at Bank of America Merrill Lynch (“Merrill Lynch”) from April 2014 to August 2015. Prior to that time, Mr. Swidler held a variety of positions at Merrill Lynch and its predecessors since 1997, most recently as Managing Director and Head of Specialty Finance from April 2009 to April 2014. Prior to joining Merrill Lynch, Mr. Swidler was an associate at the law firm of Wachtell, Lipton, Rosen & Katz. Mr. Swidler has a BSE from the Wharton School at the University of Pennsylvania and a JD from New York University School of Law.

Code of Ethics
Information regarding Match Group’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of ethics” of the Form 10-K and is incorporated herein by reference.
Audit Committee
The members of Match Group’s Audit Committee, all of whom are independent directors, are Ms. Seymon and Messrs. McInerney and Spoon (Chairperson). The Board has concluded that Mr. Spoon is an “audit committee financial expert,” as such term is defined in applicable SEC rules, as well as the Marketplace Rules of The Nasdaq Stock Market, LLC (the “Marketplace Rules”).
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
Our executive officers whose compensation is discussed in this compensation discussion and analysis (the “CD&A”) and to whom we refer to as our named executive officers in this CD&A (the “NEOs”) are:
•Amanda Ginsberg, Chief Executive Officer (until March 2020);
•Gary Swidler, Chief Financial Officer (and Chief Operating Officer since March 2020);
•Sharmistha Dubey, President (until March 2020; Chief Executive Officer since March 2020); and
•Jared Sine, Chief Legal Officer and Secretary.
Philosophy and Objectives
Match Group’s executive officer compensation program is designed to increase long-term stockholder value by attracting, retaining, motivating and rewarding leaders with the competence, character, experience and ambition necessary to enable Match Group to meet its growth objectives.
Although Match Group is a publicly traded company, we attempt to foster an entrepreneurial culture given that we operate a broad and diverse portfolio of dating brands, and we seek to attract and retain senior executives with entrepreneurial backgrounds, attitudes and aspirations. Accordingly, when attempting to recruit and retain our executive officers, as well as other executives who may become executive officers at a later time, we compete not only with other public companies, but also with earlier stage companies, companies funded by financial sponsors, such as private equity and venture capital firms, financial sponsors themselves and professional firms. We structure our compensation program so that we can compete in this varied marketplace for talent, with an emphasis on variable, contingent compensation and long-term equity ownership.
When establishing compensation packages for a given executive, Match Group follows a flexible approach, and makes decisions based on a host of factors particular to a given executive’s situation, including our firsthand experience with the competition for recruiting and retaining executives, negotiation and discussion with the relevant individual, competitive survey data, internal equity considerations and other factors we deem relevant at the time.
Similarly, Match Group does not follow an arithmetic approach to establishing compensation levels and measuring and rewarding performance, as we believe these approaches often fail to adequately take into account the multiple factors that contribute to success at the individual executive and business level. In any given period, Match Group may have multiple objectives, and these objectives, and their relative importance, often change as the competitive and strategic landscapes shift, even within a given compensation cycle. As a result, formulaic approaches often over-compensate or under-compensate a given performance level. Accordingly, we have historically avoided the use of strict formulas in our compensation practices and rely primarily on a discretionary approach.

Roles and Responsibilities
The Compensation and Human Resources Committee of the Company’s Board of Directors (for purposes of this CD&A, the “Committee”) has primary responsibility for establishing the compensation of the Company’s executive officers. All compensation decisions referred to throughout this CD&A have been made by the Committee, based (in part) on recommendations from Ms. Ginsberg (as described below), and with input from representatives of the Company’s majority stockholder. The Committee currently consists of Mses. McDaniel (Chairperson) and Seymon.
The executive officers participate in structuring Company-wide compensation programs and in establishing appropriate bonus and equity pools. In early 2020, Ms. Ginsberg met with the Committee and discussed her views of corporate and individual executive officer performance for 2019 for Ms. Dubey and Messrs. Swidler and Sine, and her recommendations for annual bonuses for those executive officers. She also discussed her own performance with the Committee. Following these discussions, the Committee met in executive session to discuss the recommendations, including their views of corporate and individual performance for 2019 for Ms. Ginsberg. After consideration of the recommendations, the input and recommendations from representatives of the Company’s majority stockholder and their own evaluations, the Committee ultimately determined annual bonus amounts for each executive officer.
In establishing a given executive officer’s compensation package, each individual component is evaluated independently and in relation to the package as a whole. Prior earning histories and outstanding long-term compensation arrangements are also reviewed and taken into account. However, Match Group does not believe in any formulaic relationship or targeted allocation between these elements. Instead, each individual executive’s situation is evaluated on a case-by-case basis each year, considering the variety of relevant factors at that time.
Match Group provides its stockholders with the opportunity to cast a triennial advisory vote on executive compensation (“say-on-pay”), which reflects the preference expressed by stockholders in 2016 with respect to the frequency of the say-on-pay vote. At Match Group’s annual meeting of stockholders held in June 2019, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Committee believes that the vote reflected stockholder support of Match Group’s approach to executive compensation, and, as such, did not make changes based on the 2019 vote. The Committee will continue to consider the outcome of say-on-pay votes when making future compensation decisions for executive officers.
Although the Committee reserves the right to solicit the advice of consulting firms and engage legal counsel, except as noted below, no such consulting firms or legal counsel were engaged during 2019.
In addition, from time to time, the Company may solicit survey or peer compensation data from various consulting firms. In 2019, the Company engaged Compensation Advisory Partners LLC (“CAP”) to provide comparative market data in connection with the Company’s own analysis of its equity compensation practices, but neither CAP nor any other compensation consultant had any role in determining or recommending the amount or form of executive compensation for 2019.
Compensation Elements
Match Group’s compensation packages for executive officers have primarily consisted of salary, annual bonuses, long term incentives (typically equity awards), and, to a more limited extent, perquisites and other benefits. Prior to making specific decisions related to any particular element of compensation, we typically review the total compensation of each executive, evaluating the executive’s total near- and long-term compensation in aggregate. We then determine which element or combinations of compensation elements (salary, bonus and/or equity) can be used most effectively to further our compensation and performance objectives. However, all such decisions are subjective, and are made on a facts and circumstances basis without any prescribed relationship between the various elements of the total compensation package.
Salary
General. Match Group typically negotiates a new executive officer’s starting salary based on prior compensation levels for the particular position within Match Group, the location of a particular executive, salary levels of other executives within Match Group, salary levels available to the individual in alternative opportunities, reference to certain survey information and the extent to which Match Group desires to secure the executive’s services.

Once established, salaries can increase based on a number of factors, including the assumption of additional responsibilities, internal equity, periodic market checks and other factors that demonstrate an executive’s increased value to Match Group.
2019. In February 2019, the Committee approved an increase in Mr. Swidler’s salary from $550,000 to $600,000, and an increase in Mr. Sine’s salary from $350,000 to $400,000. In determining to increase Mr. Swidler’s salary, the Committee considered Ms. Ginsberg’s recommendation and comparative market data relating to the Chief Financial Officer role at companies of similar size and complexity. In determining to increase Mr. Sine’s salary, the Committee considered Ms. Ginsberg’s recommendation and Mr. Sine’s promotion to Chief Legal Officer. No other executive officer salaries were established or adjusted during 2019.
Annual Bonuses
General. Match Group’s bonus program is designed to reward performance on an annual basis and annual bonuses are discretionary. Because of the variable nature of the bonus program, and because in any given year bonuses have the potential to make up a significant portion of an executive’s total compensation, the bonus program provides an important incentive tool to achieve Match Group’s annual objectives. Match Group generally pays bonuses shortly after year-end following finalization of financial results for the prior year.
The determination of bonus amounts is based on a non-formulaic assessment of factors that vary from year to year, including a discretionary assessment of Company and, to a lesser extent, individual performance. In determining individual annual bonus amounts, we consider a variety of factors regarding the Company’s overall performance, such as growth in profitability or achievement of strategic objectives by the Company, an individual’s performance and contribution to the Company, and general bonus expectations previously established between the Company and the executive. We do not quantify the weight given to any specific element or otherwise follow a formulaic calculation; however, Company performance tends to be the dominant driver of the ultimate bonus amount.
For 2019 bonuses, we considered a variety of factors, including, among others, year-over-year revenue and Adjusted EBITDA growth, levels of cash flow generated from operations, and certain strategic accomplishments, including debt financings, strategic transactions and the general successful operation of the Company. While these factors were the primary ones considered in setting bonus award amounts, the Committee also considered each executive officer’s role and responsibilities, the relative contributions made by each executive officer during the year and the relative size of the bonuses paid to the other executive officers. With respect to bonuses for NEOs, the Committee considered the following: (i) with respect to Ms. Ginsberg, her role as Chief Executive Officer of the Company, including her focus on overseeing the operations of, and developing the strategic agenda for, the Company, (ii) with respect to Mr. Swidler, his role as Chief Financial Officer of the Company, including his management of the Company’s financial operations and his oversight of the Company’s credit agreement amendment, (iii) with respect to Ms. Dubey, her role as President of the Company, including her substantial contributions to various significant strategic initiatives, and (iv) with respect to Mr. Sine, his role as Chief Legal Officer, including his management of the Company’s legal operations.
Executive officer bonuses tend to be highly variable from year-to-year depending on the performance of the Company and, in certain circumstances, individual executive officer performance. Accordingly, we believe our executive officer bonus program provides strong incentives to reach the Company’s annual goals.
Long-Term Incentives
General. Match Group believes that ownership shapes behavior, and that by providing a meaningful portion of an executive officer’s compensation in stock based awards, an executive’s incentives are aligned with stockholder interests in a manner that drives better performance over time. Historically, the primary long term incentives for our NEOs have been stock options and restricted stock unit (“RSU”) awards; but, beginning in 2018, RSUs have been the predominant equity incentive vehicle for Match Group executives. Match Group made this change to reduce the dilutive impact of equity awards made to its executives (relative to stock options), while still aligning the interests of its executives with those of Match Group’s shareholders.
In setting particular award levels, the predominant objectives have been providing the executive with effective retention incentives and incentives for strong future performance. Appropriate levels to meet these goals may vary from year to year, and from executive to executive, based on a variety of factors.

The annual corporate performance factors relevant to setting bonus amounts that were discussed above, while taken into account, have generally been less relevant in setting annual equity awards, as the awards tend to be more forward looking, and are a longer-term retention and reward instrument than annual bonuses.
All equity awards have been approved by the Committee, other than the IAC equity awards granted to Mses. Ginsberg and Dubey and Mr. Swidler in 2016, which were approved by the IAC Compensation and Human Resources Committee. When granting Match Group equity awards, the Committee has taken into account historical practices, the Committee’s view of market compensation generally, the dilutive impact of equity grants and desired short and long-term dilution levels, a given executive’s existing equity holdings and their retention and incentive value, and other relevant factors. When considering equity compensation for Ms. Ginsberg, in her role as the Company’s Chief Executive Officer, the Committee also considered the input of representatives of the Company’s majority stockholder.
Except where otherwise noted, equity awards have been made following year-end after finalization of financial results for the prior year. Committee meetings at which the awards are made are generally scheduled well in advance and without regard to the timing of the release of earnings or other material information.
2019 Awards. In February 2019, as part of the Company’s annual year-end compensation review, the Committee granted RSU awards to Messrs. Swidler and Sine with dollar values of $3,000,000 and $1,500,000, respectively. The RSU award granted to Mr. Swidler vests in two equal installments on the second and third anniversaries of the grant date. The RSU award granted to Mr. Sine vests in a single installment on the third anniversary of the grant date. The Committee considered each of Mses. Ginsberg’s and Dubey’s outstanding awards, including the awards previously granted in consideration of their new roles in 2017 and 2018, respectively, and elected not to grant additional awards to either executive in February 2019. In May 2019, in recognition of Ms. Dubey’s substantial contribution to strategic revenue initiatives, the Committee (i) granted an RSU award to Ms. Dubey with a dollar value of $3,000,000, vesting in three equal installments on the first three anniversaries of the grant date, and (ii) accelerated the vesting of 109,419 RSUs originally scheduled to vest in February 2023 per the terms of an RSU award granted to Ms. Dubey in August 2018.
2020 Awards. In February 2020, as part of the Company’s annual year-end compensation review, the Committee granted 123,411 RSUs to Ms. Dubey, 78,983 RSUs to Mr. Swidler, and 32,594 RSUs to Mr. Sine. The RSU award granted to Ms. Dubey vests in two equal installments on September 1, 2022 and 2023. The RSU award granted to Mr. Swidler vests in two equal installments on the second and third anniversaries of the grant date. The RSU award granted to Mr. Sine vests as to one-third on the second anniversary of the grant date and as to two-thirds on the third anniversary of the grant date. In determining the amounts of the RSU awards grated to Ms. Dubey and Mr. Swidler, the Committee considered Ms. Dubey’s appointment as the Company’s Chief Executive Officer and Mr. Swidler’s appointment to the additional role of Chief Operating Officer, respectively. In light of her resignation, Ms. Ginsberg did not receive an equity award in February 2020.
Stock Ownership Policy. In August 2019, Match Group adopted a Stock Ownership Policy, which is administered by the Committee and requires NEOs to hold a minimum number of shares during their tenure as follows:
•the Chief Executive Officer must hold a minimum of 200,000 shares;
•the Chief Financial Officer must hold a minimum of 100,000 shares; and
•each other NEO must hold a minimum of 35,000 shares.
Shares counted toward the ownership requirement include shares purchased in the open market or acquired through the exercise of stock options or vesting of RSUs, whether held directly by the executive, by an immediate family member of the executive, through a 401(k) plan investment, or through a trust or other arrangement under the executive’s direction (so long as the executive does not disclaim beneficial ownership of the shares for SEC reporting purposes). Also counted toward the ownership requirement is the number of shares underlying any vested and unexercised stock option, multiplied by the quotient of (i) the closing price of Match Group common stock on the last trading of the most recently completed fiscal quarter (the “Quarter-End Price”) less the exercise price of the stock option divided by (ii) the Quarter-End Price. Unvested equity awards, shares in mutual funds that include Match Group common stock, and shares gifted, sold or otherwise transferred outside of the executive’s control are not counted toward the ownership requirement.

Newly hired or promoted executives must meet the applicable ownership level within five years of the date of hire or promotion. Except as provided below with respect to Rule 10b5-1 trading plans, executives must retain 25% of the after-tax shares acquired through the vesting of an RSU award or the exercise of a stock option until the ownership requirement is satisfied. Shares sold under a qualified Rule 10b5-1 trading plan are exempt from the 25% holding requirement described above; provided, however, that within six months of the sale, the executive must either (i) achieve the ownership requirement or (ii) acquire 25% of the after-tax shares sold (subject to compliance with short-swing profit rules, if applicable). Any executive that fails to satisfy the ownership requirement within the required timeline is required to retain up to 100% of the after tax shares acquired from the vesting or exercise of equity awards until the requirement is met. Any executive that meets the ownership requirement and then falls below it, is required to retain 25% of the after-tax shares acquired from the vesting or exercise of equity awards until the requirement is met.
Hedging Policies and Practices. Match Group’s policy on securities trading provides that no director, officer or employee of Match Group and its businesses may engage in transactions in publicly traded options, such as puts, calls and other derivative securities, relating to Match Group securities, or engage in short sales with respect to Match Group securities. This prohibition extends to any and all forms of hedging and monetization transactions, such as zero-cost collars and forward sale contracts.
Change of Control
Match Group believes that providing executives with change of control protection is sometimes important to allowing executives to fully value the forward looking elements of their compensation packages, and therefore limit retention risk during uncertain times. The terms of equity awards granted to senior executives generally include a so-called “double-trigger” change of control provision, as provided for under the Match Group, Inc. 2015 Stock and Annual Incentive Plan (as amended, “the 2015 Plan”) and the Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan (the “2017 Plan”), which provides for the acceleration of the vesting of outstanding equity awards in connection with a change of control, but only when the executive suffers an involuntary termination of employment during the two-year period following such change of control. The Committee believes that providing for the acceleration of the vesting of equity awards after an involuntary termination in these circumstances will assist in the retention of our executives through a change of control transaction.
Severance
We generally provide executive officers with some amount of salary and health benefits continuation and the acceleration of the vesting of some equity awards in the event of an involuntary termination of employment. The Company generally does not provide for the acceleration of the vesting of equity awards in the event an executive officer voluntarily resigns from the Company.
Other Compensation
Under limited circumstances, certain Match Group executive officers have received non-cash and non-equity compensatory benefits. The value of these benefits, as and if applicable, is reported under the “Other Annual Compensation” column of the Summary Compensation Table under the caption “Executive Compensation” pursuant to applicable rules. Match Group executive officers do not participate in any deferred compensation or retirement program other than IAC’s 401(k) plan.
Tax Deductibility
Effective for taxable years beginning after December 31, 2017, compensation in excess of one million dollars paid to our current named executive officers, including our Chief Financial Officer, and certain former named executive officers, will not be deductible unless it qualifies for limited transition relief applicable to compensation arrangements in place as of November 2, 2017 (“Grandfathered Arrangements”). The Committee reserves the right to modify Grandfathered Arrangements in a manner that results in the loss of a compensation deduction if it determines that such modifications are in consistent with the Company’s best interests.

COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee has reviewed the Compensation Discussion and Analysis and discussed it with Company management. In reliance on its review and the discussions referred to above, the Compensation and Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Members of the Compensation and Human Resources Committee
Ann L. McDaniel (Chairperson)
Pamela S. Seymon
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The membership of the Compensation and Human Resources Committee during 2019 consisted of Mses. McDaniel (Chairperson) and Seymon. Neither of them has been an officer or employee of Match Group or IAC at any time during their respective service on the committee.
EXECUTIVE COMPENSATION
Overview
This Executive Compensation section sets forth certain information regarding total compensation earned by our named executives for the years 2017, 2018 and 2019, as well as Match Group awards made to our named executives in 2019, Match Group and IAC equity awards held by our named executives on December 31, 2019, and the dollar value realized by our named executives upon the vesting and exercise of Match Group equity awards during 2019. Unless otherwise indicated, stock and option awards in the table below are denominated in shares of Match Group.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Amanda Ginsberg	2019	$750,000	$2,600,000	—	—	$11,203	$3,361,203
Chief Executive Officer	2018	$750,000	$1,750,000	—	—	$8,250	$2,508,250
(until March 2020)	2017	$517,808	$750,000	$4,109,000	$6,280,570(4)	$23,650	$11,681,028
Gary Swidler	2019	$593,753	$1,800,000	$2,999,995	—	$8,400	$5,404,149
Chief Financial Officer	2018	$550,000	$1,500,000	—	$1,599,200(5)	$8,250	$3,657,450
(and COO since March 2020)	2017	$550,000	$1,300,000	$3,132,500	$610,288(4)	$23,650	$5,616,438
Sharmistha Dubey	2019	$625,000	$2,250,000	$2,999,961	—	$8,400	$5,883,361
President (until March 2020)	2018	$550,000	$1,500,000	$11,999,986	—	$8,250	$14,058,236
(CEO since March 2020)
Jared F. Sine	2019	$395,753	$600,000	$1,499,969	—	$8,400	$2,504,122
Chief Legal Officer and Secretary	2018	$350,000	$500,000	$999,997	—	$8,250	$1,858,247
	2017	$350,000	$425,000	$895,000	$488,230(4)	$29,299	$2,187,529
______________________
(1)Reflects the grant date fair value of RSU awards, calculated by multiplying the number of RSUs awarded by the fair market value per share of Match Group common stock on the grant date.
(2)These amounts represent the grant date fair value of Match Group stock options granted in the year indicated, computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, excluding the effect of estimated forfeitures. The vesting of these Match Group stock options is tied solely to continued employment. These Match Group stock options were valued using the Black-Scholes option pricing model.
(3)Other compensation includes 401(k) matching contributions made by the Company for all named executives in all relevant periods and, in the case of (i) Ms. Ginsberg and Messrs. Swidler and Thombre, in 2017, also includes $15,550 for a perquisite given to attendees of IAC planning meetings, and (ii)

Mr. Sine, in 2017, also reflects $12,306 paid to Mr. Sine for certain costs related to the relocation of him and his family to the Dallas, Texas metropolitan area and $8,893 in related tax reimbursements on income imputed to Mr. Sine for these costs.
(4)Reflects the grant date fair value of two Match Group stock option awards for Ms. Ginsberg and one Match Group stock option award for each of Messrs. Swidler and Sine.
(5)Reflects the grant date fair value of one Match Group stock option award.
Grants of Plan-Based Awards in 2019
The table below provides information regarding all Match Group RSUs granted to our named executives in 2019.

Name	Grant Date	Approval Date	Stock Awards: Number of Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Amanda Ginsberg	—	—	—	—
Gary Swidler	2/14/19	2/14/19	51,921(2)	$2,999,995
Sharmistha Dubey	5/13/19	5/9/19	43,327(3)	$2,999,961
Jared F. Sine	2/14/19	2/14/19	25,960(4)	$1,499,969
______________________
(1)Reflects the grant date fair value of RSU awards, calculated by multiplying the number of RSUs awarded by the fair market value per share of Match Group common stock on the grant date.
(2)These RSUs vest in two equal installments on February 14, 2021 and 2022, subject to continued service.
(3)These RSUs vest in three equal installments on May 13, 2020, 2021 and 2022, subject to continued service.
(4)These RSUs vest in a single installment on February 14, 2022, subject to continued service.

Outstanding Equity Awards at 2019 Fiscal Year-End
The table below provides information regarding Match Group stock options and RSUs and IAC stock options, as applicable, held by our named executives on December 31, 2019. The market value of Match Group RSU awards is based on the closing market price of Match Group common stock ($82.11) on December 31, 2019.

	Option Awards(1)				Stock Awards(1)(2)
Name	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
	(Exercisable)	(Unexercisable)
Amanda Ginsberg
Match Group stock options	136,713	—	$14.6952	9/17/25	—	—
Match Group stock options	45,531	—	$13.2295	12/21/25	—	—
Match Group stock options	65,668	—	$13.2295	12/21/25	—	—
Match Group stock options	39,400	78,801(3)	$17.0366	2/9/27	—	—
Match Group stock options	446,540	446,541(4)	$22.0714	9/29/27	—	—
Match Group RSUs	—	—	—	—	157,602	$12,940,700
IAC stock options	—	5,000(5)	$65.22	12/1/26	—	—
Gary Swidler
Match Group stock options	326,591	—	$14.6952	9/17/25	—	—
Match Group stock options	33,548	65,668(3)	$17.0366	2/9/27	—	—
Match Group stock options	—	105,068(6)	$38.9842	2/22/28	—	—
Match Group RSUs	—	—	—	—	113,212	$9,295,837
IAC stock options	—	5,000(5)	$65.22	12/1/26	—	—
Sharmistha Dubey
Match Group stock options	102,535	—	$14.6592	9/17/25	—	—
Match Group stock options	65,668	—	$13.2295	12/21/25	—	—
Match Group stock options	—	91,935(3)	$17.0366	2/9/27	—	—
Match Group RSUs	—	—	—	—	316,639	$25,999,228
IAC stock options	—	5,000(5)	$65.22	12/1/26	—	—
Jared F. Sine
Match Group stock options	—	65,668(7)	$14.2669	7/5/26	—	—
Match Group stock options	—	52,534(3)	$17.0366	2/9/27	—	—
Match Group RSUs	—	—	—	—	77,878	$6,394,563
______________________
(1)For information on the treatment of Match Group stock options and RSUs and IAC stock options upon a termination of employment (including certain terminations during specified periods following a change in control of Match Group and/or IAC), see the discussion below under the caption “Estimated Potential Payments Upon Termination or Change in Control”.
(2)The table below provides the following information regarding Match Group RSUs held by each of our named executives on December 31, 2019: (i) the grant date of each award, (ii) the number of RSUs outstanding on December 31, 2019, (iii) the market value of RSUs outstanding on December 31, 2019 and (iv) the vesting schedule for each award.

	Number of Unvested RSUs as of 12/31/19 (#)	Market Value of Unvested RSUs as of 12/31/19 ($)	Vesting Schedule (#)
Name and Grant Date			2020	2021	2022
Amanda Ginsberg
2/9/17	52,534	$4,313,567	52,534	—	—
9/29/17	105,068	$8,627,133	52,534	—	52,534
Gary Swidler
2/9/17	61,291	$5,032,604	61,291	—	—
2/14/19	51,921	$4,263,233	—	25,960	25,961
Sharmistha Dubey
2/9/17	61,291	$5,032,604	61,291	—	—
2/22/18	102,605	$8,424,897	—	102,605	—
8/6/18	109,416	$8,948,148	—	—	109,416
5/13/19	43,327	$3,557,580	14,442	14,442	14,443
Jared F. Sine
2/9/17	26,267	$2,156,783	26,267	—	—
2/22/18	25,651	$2,106,204	—	25,651	—
2/14/19	25,960	$2,131,576	—	—	25,960
(3)These Match Group stock options vested/vest in four equal installments on each of February 9, 2018, 2019, 2020 and 2021, subject to continued service.
(4)These Match Group stock options vested/vest in four equal installments on each of September 29, 2018, 2019, 2020 and 2021, subject to continued service.
(5)These IAC stock options vest in a single installment on December 1, 2020, subject to continued service.
(6)These Match Group stock options vest in a single installment on February 22, 2021, subject to continued service.
(7)These Match Group stock options vested/vest in four equal installments on each of July 5, 2017, 2018, 2019 and 2020, subject to continued service.
2019 Option Exercises and Stock Vested
The table below provides information regarding the number of shares acquired by our named executives upon the exercise of Match Group stock options and the vesting of Match Group RSUs in 2019 and the related value realized, excluding the effect of any applicable taxes. During 2019, our named executives exercised stock options through a net settlement process, whereby shares of Match Group common stock were withheld by the Company to cover exercise price and tax obligations; the shares acquired on exercise in the table below are on a gross basis and do not reflect any such withholding.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Amanda Ginsberg	247,906	$13,690,269	87,558	$5,770,966
Gary Swidler	413,000	$17,610,797	61,289	$3,469,570
Sharmistha Dubey	214,352	$9,342,747	170,708	$10,830,186
Jared F. Sine	91,934	$5,495,160	29,771	$1,737,651
Estimated Potential Payments Upon Termination or Change in Control
Certain of our employment agreements, equity award agreements and/or omnibus stock and annual incentive plans entitle our named executives to continued base salary payments, continued health coverage, the acceleration of the vesting of equity awards, and/or extended post-termination exercise periods for stock options upon certain terminations of employment (including certain terminations during specified periods following a change in control of Match Group or IAC).
Amounts and Benefits Payable Upon a Qualifying Termination
Upon a termination of the named executive’s employment by the Company without cause (and other than by reason of death or disability) or the named executive’s resignation for good reason (a “Qualifying Termination”) as of December 31, 2019, pursuant to the terms of such named executive’s employment agreement in effect at the time, and subject to the execution and non-revocation of a release and compliance with customary post-termination covenants as further described below, each of the named executives would have been entitled to:
•salary continuation for 12 months from the date of such Qualifying Termination, subject to offset for any amounts earned from other employment;
•acceleration of the vesting of the portion of any outstanding and unvested Match Group equity awards that would have vested through the first anniversary of the date of such Qualifying Termination;
•continued coverage under the Company’s group health plan or monthly payments necessary to cover the full premiums for continued coverage under the Company’s plan through COBRA, which payments will be grossed up for applicable taxes, for 12 months following the date of such Qualifying Termination (but ceasing once equivalent employer-paid coverage is otherwise available to the named executive); and
•continued exercisability of the named executive’s vested Match Group stock options for 18 months in the case of Ms. Ginsberg, and six months in the case of each other named executive, following the date of such Qualifying Termination.
Pursuant to the respective employment agreement in effect at December 31, 2019, each named executive is bound by a covenant not to compete with Match Group during the term of the executive’s employment and for 12 months thereafter, and by covenants not to solicit Match Group’s employees or business partners during the term of the executive’s employment and for 12 months thereafter. Each named executive has also agreed not to use or disclose any confidential information of Match Group or its affiliates and to be bound by customary covenants relating to proprietary rights and the related assignment of such rights.
Amounts and Benefits Payable Upon Termination Due to Disability or Death
Upon a termination of a named executive’s employment due to disability, pursuant to the terms of each named executive’s employment agreement in effect at December 31, 2019, such named executive would be entitled to a payment of base salary through the end of the month in which such termination occurs, offset by any amounts payable under any disability insurance plan provided by the Company. Upon a termination of a named executive’s employment due to death, pursuant to the terms of each named executive’s employment agreement in effect at December 31, 2019, (i) the Company would pay such named executive’s designated beneficiaries his or her base salary through the end of the month in which such termination occurs, and (ii) the portion of any outstanding and unvested Match Group equity awards that would have vested through the first anniversary of the date of such termination would vest. Upon a termination of a named executive’s employment due to disability or death, pursuant to the terms of each named executive’s employment agreement in effect at December 31, 2019, all vested Match Group stock options would remain exercisable for a period of 18 months in the case of Ms. Ginsberg, and six months in the case of each other named executive, following such termination date.
Amounts and Benefits Payable Upon a Change in Control
No payments would have been made to any named executive pursuant to any agreement between the Company and any of these named executives upon a change in control of Match Group on December 31, 2019. Upon a Qualifying Termination on December 31, 2019 that occurred during the two-year period following a change in control of Match Group, each named executive officer would have received the amounts set forth above under “Amounts and Benefits Payable Upon a Qualifying Termination,” except that, in accordance with the 2015 Plan and the 2017 Plan, the vesting of all then outstanding and unvested Match Group stock options and/or Match Group RSUs, as applicable, held by each named executive would have been accelerated.
No payments would have been made to any named executive pursuant to any agreement between IAC and the named executives upon a change in control of Match Group or IAC on December 31, 2019. Upon a Qualifying Termination on December 31, 2019 that occurred during the two-year period following a change in control of

IAC, each named executive officer would have received the amounts set forth above under “Amounts and Benefits Payable Upon a Qualifying Termination,” and, in accordance with the applicable IAC omnibus stock and annual incentive plan, the vesting of all then outstanding and unvested IAC stock options held by a named executive would have been accelerated.
Potential Payments Upon Termination or Change in Control Table
Certain amounts that would become payable to our named executives upon the events described above (as and if applicable), assuming the relevant event occurred on December 31, 2019, are described and quantified in the table below. These amounts, which, with the exception of the gross-up relating to COBRA benefits, exclude the effect of any applicable taxes, are based on the named executive’s base salary, the number of Match Group stock options and/or RSUs and IAC stock options, as applicable, outstanding, and the closing price of Match Group common stock ($82.11) and IAC common stock ($249.11), on December 31, 2019. These amounts also exclude any potential offset that may apply. In addition to these amounts, certain other amounts and benefits generally payable and made available to other Company employees upon a termination of employment, including payments for accrued vacation time and outplacement services, will generally be payable/provided to named executives.

Name and Benefit	Qualifying Termination	Qualifying Termination During the Two Year Period Following a Change in Control of Match Group	Qualifying Termination During the Two Year Period Following a Change in Control of IAC	Death
Amanda Ginsberg
Continued salary	$750,000	$750,000	$750,000	—
Continued health coverage(1)	$60,703	$60,703	$60,703	—
Market value of Match Group options that would vest(2)	$15,968,710	$31,937,545	$15,968,710	$15,968,710
Market value of Match Group RSUs that would vest(3)	$8,627,133	$12,940,700	$8,627,133	$8,627,133
Market value of IAC options that would vest(4)	—	—	$919,450	—
Total estimated incremental value	$25,406,547	$45,688,948	$26,325,997	$24,595,844
Gary Swidler
Continued salary	$600,000	$600,000	$600,000	—
Continued health coverage(1)	$69,454	$69,454	$69,454	—
Market value of Match Group options that would vest(2)	$2,136,620	$8,804,382	$2,136,620	$2,136,620
Market value of Match Group RSUs that would vest(3)	$5,032,604	$9,295,837	$5,032,604	$5,032,604
Market value of IAC options that would vest(4)	—	—	$919,450	—
Total estimated incremental value	$7,838,678	$18,769,672	$8,758,128	$7,169,224
Sharmistha Dubey
Continued salary	$625,000	$625,000	$625,000	—
Continued health coverage(1)	$60,703	$60,703	$60,703	—
Market value of Match Group options that would vest(2)	$2,991,229	$5,982,523	$2,991,229	$2,991,229
Market value of Match Group RSUs that would vest(3)	$6,218,437	$25,999,228	$6,218,437	$6,218,437
Market value of IAC options that would vest(4)	—	—	$919,450	—
Total estimated incremental value	$9,895,369	$32,667,454	$10,814,819	$9,209,666
Jared F. Sine
Continued salary	$400,000	$400,000	$400,000	—
Continued health coverage(1)	$60,703	$60,703	$60,703	—
Market value of Match Group options that would vest(2)	$6,164,404	$7,873,687	$6,164,404	$6,164,404
Market value of Match Group RSUs that would vest(3)	$2,156,783	$6,394,563	$2,156,783	$2,156,783
Total estimated incremental value	$8,781,890	$14,728,953	$8,781,890	$8,321,187
______________________
(1)Represents the total payments necessary to cover the full premiums for continued coverage under the Company’s medical and dental plans through COBRA for 12 months, grossed up for applicable taxes. For Mses. Ginsberg and Dubey and Mr. Sine, the COBRA rates reflect the named executive’s coverage level elections as of December 31, 2019. Mr. Swidler had not elected to participate in Company healthcare coverage as of December 31, 2019, therefore the amount indicated represents the COBRA rates that would apply if he had elected the highest levels of coverage as of such date.
(2)Represents the difference between the closing price of Match Group common stock ($82.11) on December 31, 2019 and the exercise prices of in-the-money Match Group stock options accelerated upon the occurrence of the relevant event specified above, multiplied by the number of Match Group stock options so accelerated.
(3)Represents the closing price of Match Group common stock ($82.11) on December 31, 2019, multiplied by the number of RSUs accelerated upon the occurrence of the relevant event.
(4)Represents the difference between the closing price of IAC common stock ($249.11) on December 31, 2019 and the exercise price of in-the-money IAC stock options accelerated upon the occurrence of the relevant event specified above, multiplied by the number of IAC stock options so accelerated.
CEO Pay Ratio
In accordance with Item 402(u) under Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), we are required to disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our Chief Executive Officer, Amanda Ginsberg (as of December 31, 2019). The pay ratio disclosure set forth below is a reasonable estimate calculated in a manner consistent with applicable SEC rules.
For the fiscal year ended December 31, 2019: (i) the estimated median of the annual total compensation of all Match Group employees (other than Ms. Ginsberg) was approximately $102,949, (ii) Ms. Ginsberg’s annual total compensation, as reported above under the caption “Summary Compensation Table,” was $3,361,203, and (iii) the ratio of annual total compensation of Ms. Ginsberg to the median of the annual total compensation of our other employees was 33 to 1.
In making the determinations above, we first identified our total number of employees as of December 31, 2019 (1,695 in total, 1,015 of which were located in the United States and 680 of which were collectively located in various jurisdictions outside of the United States). We then excluded employees located in the following jurisdictions outside of the United States, which together comprise less than 5% of our total employees: Australia, (1 employee), China (1 employee), India (6 employees), Indonesia (1 employee), Ireland (8 employees), Italy (2 employees), Korea (4 employees), Singapore (1 employee), Sweden (1 employee) and the United Kingdom (13 employees). After excluding employees in these jurisdictions, our pay ratio calculation included 1,657 of our total 1,695 employees.
To identify our median employee from this employee population, as permitted by SEC rules, we selected base pay in 2019 as our consistently applied compensation measure, which we then compared across the applicable employee population. We annualized the compensation of permanent employees who were hired in 2019 but did not work for us for the entire year. After we identified the median employee, we determined such employee’s annual total compensation in the same manner as we determined Ms. Ginsberg’s annual total compensation disclosed above under caption “Summary Compensation Table.”
Compensation Risk Assessment
We periodically conduct risk assessments of our compensation policies and practices for our employees, including those related to our executive compensation programs. The goal of these assessments is to determine whether the general structure of the Company’s compensation policies and programs and the administration of these programs pose any material risks to the Company. The findings of any risk assessment are discussed with the Compensation and Human Resources Committee. Based upon our assessments, we believe that our compensation policies and programs do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company.
DIRECTOR COMPENSATION
Non-Employee Director Compensation Arrangements. The Board has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our common stock to further align the interests of our directors with those of our stockholders. Arrangements in effect during 2019 provided that: (i) each member of the Board receive an annual retainer in the amount of $50,000, (ii) each member of the Audit and Compensation and Human Resources Committees (including their respective Chairpersons) receive an additional annual retainer in the amount of $10,000 and $5,000, respectively, and (iii) the Chairpersons of each of the Audit and Compensation and Human Resources Committees receive an additional annual Chairperson retainer in the amount of $20,000, with all amounts being paid quarterly, in arrears.
In addition, these arrangements also provide that each non-employee director receive a grant of Match Group RSUs with a dollar value of $250,000 upon his or her initial election to the Board and annually thereafter upon re-election on the date of Match Group’s annual meeting of stockholders, the terms of which provide for: (i) vesting in three equal annual installments commencing on the first anniversary of the grant date, (ii) cancellation and forfeiture of unvested RSUs in their entirety upon termination of Board service and (iii) full acceleration of vesting upon a change in control of Match Group. The Company also reimburses non-employee directors for all reasonable expenses incurred in connection with attendance at Match Group Board and Board committee meetings. For purposes of these compensation arrangements, non-employee directors are those directors who are not employed by (or otherwise providing services to) Match Group or IAC, and do not include Mr. Yagan, who has previously served as an executive officer of the Company.
In addition to the standard non-employee director compensation arrangements described above, in September 2019, the Board formed a special committee consisting of Mses. McDaniel and Seymon and Mr. McInerney to evaluate any potential separation transaction between Match Group and IAC, and authorized the payment of an additional $50,000 to each of the committee’s members for their services in carrying out their duties as members of the committee, which amounts are expected to be paid in 2020.
In connection with Sam Yagan’s resignation from the Board on September 18, 2019, the Compensation and Human Resources Committee of the Board authorized the continued exercisability through September 18, 2020, of the vested Match Group stock options held by Mr. Yagan as of the date of his resignation.
2019 Non-Employee Director Compensation. The table below provides the amount of: (i) fees earned by non-employee directors for services performed during 2019 (excluding the effect of any applicable taxes) and (ii) the grant date fair value of Match Group RSU awards granted in 2019.

Name	Fees Earned and Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Ann L. McDaniel	$75,000	$249,988	$324,988
Thomas J. McInerney	$60,000	$249,988	$309,988
Pamela S. Seymon	$65,000	$249,988	$314,988
Alan G. Spoon	$80,000	$249,988	$329,988
______________________
(1)Reflects the grant date fair value of Match Group RSU awards, calculated by multiplying the closing market price of Match Group common stock on the grant date by the number of RSUs awarded.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents, as of April 15, 2020, information relating to the beneficial ownership of Match Group common stock and Class B common stock by: (1) each person known by Match Group to own beneficially more than 5% of the outstanding shares of Match Group common stock and/or Class B common stock, (2) each director, (3) each named executive and (4) all current directors and executive officers of Match Group as a group. As of April 15, 2020, there were 74,169,098 and 209,919,402 shares of Match Group common stock and Class B common stock, respectively, outstanding.
Unless otherwise indicated, the beneficial owners listed below may be contacted at Match Group’s corporate headquarters located at 8750 North Central Expressway, Suite 1400, Dallas, Texas 75231. For each listed person, the number of shares of Match Group common stock and percent of such class listed assumes the conversion or exercise of any Match Group equity securities owned by such person that are or will become convertible or exercisable, and the vesting of any Match Group stock options and/or Match Group RSUs that will vest, within 60 days of April 15, 2020, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other person. Shares of Match Group Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Match Group common stock. The percentage of votes for all classes of capital stock is based on one vote for each share of Match Group common stock and ten votes for each share of Match Group Class B common stock.

	Match Group Common Stock		Match Group Class B Common Stock		Percent of Votes
Name and Address of Beneficial Owner	Number of Shares Owned	% of Class Owned	Number of Shares Owned	% of Class Owned	(All Classes) %
IAC/InterActiveCorp.	228,381,281(1)	80.4%	209,919,402	100%	97.4%
555 West 18th Street
New York, NY 10011
Sands Capital Management, LLC	12,130,441(2)	16.4%	—	—	*
1100 Wilson Blvd., Suite 3000
Arlington, VA 22209
T. Rowe Price Associates, Inc.	6,735,750(3)	9.1%	—	—	*
100 E. Pratt Street
Baltimore, MD 21202
The Vanguard Group	6,056,423(4)	8.2%	—	—	*
100 Vanguard Blvd.
Malvern, PA 19355
Lone Pine Capital LLC, et. al.	5,795,816(5)	7.8%	—	—	*
2 Greenwich Plaza
Greenwich, CT 06830
JPMorgan Chase & Co.	4,733,410(6)	6.4%	—	—	*
383 Madison Avenue
New York, NY 10179
Sharmistha Dubey	80,803(7)	*	—	—	*
Amanda Ginsberg	—	—	—	—	—
Joseph Levin	50,000(8)	*	—	—	*
Ann L. McDaniel	21,905(9)	*	—	—	*
Thomas J. McInerney	199,095(9)	*	—	—	*
Glenn H. Schiffman	—	—	—	—	—
Pamela S. Seymon	59,095(9)	*	—	—	*
Jared F. Sine	66,313(10)	*	—	—	*
Alan G. Spoon	56,595(9)	*	—	—	*
Mark Stein	25,000(8)	*	—	—	*
Gary Swidler	538,121(11)	*	—	—	*
Gregg Winiarski	20,000(8)	*	—	—	*
All current executive officers and directors as a group (11 persons)	1,116,927(12)	1.5%	—	—	*
______________________
* The percentage of shares beneficially owned does not exceed 1% of the class.

(1)Consists of: (i) 209,919,402 shares of Match Group Class B common stock (which are convertible on a one-for-one basis into shares of Match Group common stock) and (ii) 18,461,879 shares of Match Group common stock, all of which are held directly by IAC.
(2)Based upon information regarding Match Group holdings reported by way of Amendment No. 2 to a Schedule 13G filed by Sands Capital Management, LLC (“Sands Capital”) with the SEC on February 14, 2020. Sands Capital beneficially owns the Match Group holdings disclosed in the table above in its capacity as an investment adviser. Sands Capital has sole voting power and sole dispositive power over 8,380,042 and 12,130,441 shares of Match Group common stock, respectively, listed in the table above.
(3)Based upon information regarding Match Group holdings reported by way of a Schedule 13G filed by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with the SEC on February 14, 2020. T. Rowe Price beneficially owns the Match Group holdings disclosed in the table above in its capacity as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. T. Rowe Price has sole voting power and sole dispositive power over 2,513,817 and 6,735,750 shares of Match Group common stock, respectively, listed in the table above.
(4)Based upon information regarding Match Group holdings reported by way of Amendment No. 5 to a Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 12, 2020. Vanguard beneficially owns the Match Group holdings disclosed in the table above in its capacity as an investment adviser. Vanguard has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 45,082, 13,150, 6,005,368 and 51,055 shares of Match Group common stock, respectively, listed in the table above.
(5)Based upon information regarding Match Group holdings reported by way of a Schedule 13G filed by Lone Pine Capital LLC (“Lone Pine”), David F. Craver, Brian F. Doherty, Mala Gaonkar, Kelly A. Granat, Stephen F. Mandel, Jr., and Kerry A. Tyler, with the SEC on February 18, 2020. Each of Lone Pine, Mr. Craver, Mr. Doherty, Ms. Gaonkar, Ms. Granat, and Ms. Tyler has shared voting and dispositive power over the 5,795,816 shares of Match Group common stock listed in the table above.
(6)Based upon information regarding Match Group holdings reported by way of Amendment No. 5 to a Schedule 13G filed by JPMorgan Chase & Co. on behalf of itself (as a parent holding company or control person) and its subsidiaries (J.P. Morgan Investment Management Inc., JPMorgan Chase Bank, National Association, J.P. Morgan (Suisse) SA, J.P. Morgan Trust Company of Delaware, J.P. Morgan Securities LLC, and J.P. Morgan Private Investments Inc.) that own such securities, with the SEC on January 17, 2020. J.P. Morgan & Co. has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 4,691,231, 1,435, 4,727,921 and 5,489 shares of Match Group common stock, respectively, listed in the table above.
(7)Consists of shares of Match Group common stock held directly by Ms. Dubey and 14,442 shares of Match Group common stock to be received upon the vesting of Match Group RSUs in the 60 days following April 15, 2020, subject to continued service.
(8)Consists of shares of Match Group common stock held directly by each individual.
(9)Consists of shares of Match Group common stock held directly by each individual and 4,573 shares of Match Group common stock to be received upon the vesting of Match Group RSUs in the 60 days following April 15, 2020, subject to continued service.
(10)Consists of shares of Match Group common stock held by the Sine Family Trust, and with respect to which Mr. Sine has shared voting and investment power, and 26,267 vested options to purchase shares of Match Group common stock.
(11)Consists of shares of Match Group common stock held directly by Mr. Swidler and 392,973 vested options to purchase Match Group common stock.
(12)Consists of shares of Match Group common stock held directly by each individual (with the exception of Mr. Sine, who holds 40,046 shares indirectly through the Sine Family Trust), 419,240 vested options to purchase shares of Match Group common stock, and 32,734 shares of Match Group common stock to be received upon the vesting of Match Group RSUs in the 60 days following April 15, 2020, subject to continued service.

EQUITY COMPENSATION PLAN INFORMATION
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2019, regarding Match Group equity compensation plans pursuant to which grants of Match Group stock options, Match Group RSUs or other rights to acquire shares of Match Group common stock may be made from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	17,102,008(2)	$15.44	30,941,284
Equity compensation plans not approved by security holders	—	—	—
Total	17,102,008(2)	$15.44	30,941,284
______________________
(1)Consists of the 2015 Plan and the 2017 Plan. For a description of the 2015 Plan and the 2017 Plan, see the first two paragraphs of Note 11 to the consolidated and combined financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which are incorporated herein by reference.
(2)Includes an aggregate of: (i) up to 5,325,759 shares issuable upon the vesting of Match Group RSUs, which includes performance-based RSUs and reflects the maximum number of RSUs that would vest if the highest level of performance condition is achieved, and (ii) 11,776,249 shares issuable upon the exercise of outstanding Match Group stock options, in each case, as of December 31, 2019. The number in (ii) includes up to 298,347 performance-based stock options, which reflects the maximum number of stock options that would vest if the highest level of performance condition is achieved. Based on the Company’s assessment in the first quarter of 2020 of the conditions associated with the awards, 181,238 of these performance-based stock options were forfeited and canceled, and the underlying shares became once again available for grant under our equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Review of Related Person Transactions
The Audit Committee has a formal, written policy that requires an appropriate review of all related person transactions by the Audit Committee, as required by Marketplace Rules governing conflict of interest transactions. For purposes of this policy, consistent with the Marketplace Rules, the terms “related person” and “transaction” are determined by reference to Item 404(a) of Regulation S-K under the Securities Act (“Item 404”). During 2019, in accordance with this policy, Company management was required to determine whether any proposed transaction, arrangement or relationship with a related person fell within the definition of “transaction” set forth in Item 404, and if so, review such transaction with the Audit Committee. In connection with such determinations, Company management and the Audit Committee consider: (i) the parties to the transaction and the nature of their affiliation with Match Group and the related person, (ii) the dollar amount involved in the transaction, (iii) the material terms of the transaction, including whether the terms of the transaction are ordinary course and/or otherwise negotiated at arms’ length, (iv) whether the transaction is material, on a quantitative and/or qualitative basis, to Match Group and/or the related person, and (v) any other facts and circumstances that Company management or the Audit Committee deems appropriate.

Relationships Involving Significant Stockholders
Relationship with IAC prior to the Separation
In connection with our initial public offering in November 2015, we entered into the following agreements relating to our relationship with IAC following the offering: a master transaction agreement, an investor rights agreement, a tax sharing agreement, a services agreement, an employee matters agreement and a subordinated loan agreement.
Master Transaction Agreement. The master transaction agreement sets forth the agreements between us and IAC regarding the principal transactions necessary to separate our business from IAC, as well as govern certain aspects of our relationship with IAC following our initial public offering. Under the master transaction agreement, we agreed to assume all of the assets and liabilities related to our business and agreed to indemnify IAC against any losses arising out of any breach by us of the master transaction agreement or any of the other transaction related agreements described below. IAC also agreed to indemnify us against losses arising out of any breach by IAC of the master transaction agreement or any of the other transaction related agreements.
Investor Rights Agreement. Under the investor rights agreement, we agreed to provide IAC with: (i) specified registration and other rights relating to shares of our common stock held by IAC and (ii) anti-dilution rights.
Tax Sharing Agreement. The tax sharing agreement governs our and IAC’s rights, responsibilities, and obligations with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, we are generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any of our subsidiaries’ consolidated, combined, unitary or separate tax returns. There was $0.2 million of outstanding payables pursuant to the tax sharing agreement as of December 31, 2019.
Services Agreement. The services agreement governs services that IAC agreed to provide to us following our initial public offering, including, among others: (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax matters, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which we and IAC may agree. In 2019, we paid IAC approximately $7.9 million for services rendered pursuant to this agreement, which amount includes amounts paid for the leasing of office space for certain of our businesses at properties owned by IAC. The services agreement had an initial term of one year from the date of the offering, and provides for automatic renewals for additional one year terms, subject to IAC’s continued ownership of a majority of the combined voting power of our voting stock.
Employee Matters Agreement. The employee matters agreement covers a wide range of compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, our employees continue to participate in IAC’s U.S. health and welfare, 401(k) and flexible benefits plans and we pay for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of our Board of Directors, we will no longer participate in IAC’s employee benefit plans, but will establish our own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
The employee matters agreement also provides that we will reimburse IAC for the cost of any IAC equity awards held by Match Group employees and former employees and that IAC may elect to receive payment either in cash or shares of our common stock. With respect to equity awards originally denominated in shares of our subsidiaries, IAC may require those awards to be settled in either shares of IAC common stock or our common stock and, to the extent shares of IAC common stock are issued in settlement, we will reimburse IAC for the cost of those shares by issuing additional shares of our common stock to IAC. During the year ended December 31, 2019, approximately 0.8 million shares of Match Group common stock were issued to IAC pursuant to the employee matters agreement.

IAC Subordinated Loan Facility. Prior to the completion of our initial public offering, we entered into an uncommitted subordinated loan facility with IAC (the “IAC Subordinated Loan Facility”), pursuant to which we could make one or more requests to IAC to borrow funds. At December 31, 2019, there was no indebtedness outstanding under the IAC Subordinated Loan Facility. The IAC Subordinated Loan Facility was terminated on February 26, 2020.
The Separation from IAC
On December 19, 2019, Match Group and IAC entered into a Transaction Agreement, which was amended as of April 28, 2020 (the “Transaction Agreement”), pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through a series of transactions (the “Transactions”) that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” (referred to herein as “New Match”) and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc. (which we refer to as “New IAC”), which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group (other than IAC) and of IAC owning shares in New Match (the “Separation”). Completion of the Separation is expected to occur in the second quarter of 2020.
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
Contribution Agreement. On December 19, 2019, in connection with the execution of the Transaction Agreement, TMC Realty, L.L.C. and 8831-8833 Sunset, LLC (each an affiliate of IAC, and together the “Contributors”) and Match Group entered into a Contribution Agreement providing for the contribution of 8800 West Sunset Boulevard and 8833 West Sunset Boulevard by the Contributors to two wholly-owned subsidiaries of Match Group (the “Contribution”). On January 31, 2020, the Contributors completed the Contribution for aggregate consideration of 1,378,371 shares of Match Group common stock.
Office Lease. On January 31, 2020, in connection with the completion of the Contribution, MG 8800 Sunset LLC, a wholly-owned subsidiary of the Company, and New IAC entered into an Office Lease providing for the lease by New IAC of a portion of the 8800 West Sunset Boulevard office space (the “Lease”). The term of the Lease expires on June 30, 2023. The total expected payments to be made by New IAC during the term of the Lease is approximately $285,000.

Relationship with IAC after the Separation
Transition Services Agreement. At or prior to the closing of the Separation, New Match and New IAC will enter into a transition services agreement, pursuant to which New IAC will provide certain of the services to New Match following the closing that IAC has historically provided to Match Group. New Match will also provide certain services to New IAC following the closing that Match employees are currently providing to IAC. The costs charged to the recipient party of services will generally be determined based on the actual costs incurred by the service provider in providing such services.
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
Relationships Involving Other Related Persons
Advisory Agreement. In connection with Amanda Ginsberg’s resignation, on January 29, 2020, the Company entered into an advisory agreement with Ms. Ginsberg, effective March 1, 2020, pursuant to which she will advise the Company on matters relating to its business, strategy and operations. The term of the advisory agreement will end on February 28, 2021. Pursuant to their terms, Ms. Ginsberg’s restricted stock units will continue to vest, and her options will remain exercisable and continue to vest, as applicable, as long as she continues to perform services for the Company.
Director Independence
Under the Marketplace Rules, the Board has a responsibility to make an affirmative determination that those members of the Board who serve as independent directors do not have any relationships with us and our businesses (and/or IAC and its businesses) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In connection with the independence determinations described below, the Board reviewed information regarding transactions, relationships and arrangements relevant to independence, including those required by the Marketplace Rules. This information is obtained from director responses to questionnaires circulated by Company management, as well as from Company records and publicly available information. Following these determinations, Company management monitors those transactions, relationships and arrangements that were relevant to such determinations, as well as periodically solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on the Board’s prior independence determinations.
In March 2020, the Board determined that each of Mses. McDaniel and Seymon and Messrs. McInerney and Spoon is independent. In connection with these determinations, the Board considered that in the ordinary course of business, Match Group and its businesses (and/or IAC and its businesses) may sell products and services to, and/or purchase products and services from, companies at which certain directors are employed or serve as directors, or over which certain directors otherwise exert control. Furthermore, the Board considered whether there were any payments made to (or received from) such entities by Match Group and its businesses (and/or IAC and its businesses). In the case of all four independent directors, there were no such payments to/from Match Group or its businesses known to Company management for the Board to consider. In the case of Mr. Spoon, the Board also considered payments for services between each of IAC and Match Group, on the one hand, and certain Polaris Partners portfolio companies, on the other hand.
In addition to the satisfaction of the director independence requirements set forth in the Marketplace Rules, members of the Audit and Compensation and Human Resources Committees have also satisfied separate independence requirements under the current standards imposed by the SEC and the Marketplace Rules for audit committee members and by the SEC, the Marketplace Rules and the Internal Revenue Service for compensation committee members.
Controlled Company Status. Under the Marketplace Rules, “Controlled Companies” are exempt from certain Nasdaq corporate governance requirements. A “Controlled Company” is a company of which more than 50% of the voting power is held by an individual, group or another company.
IAC controls a majority of the voting power of Match Group capital stock. Based on 74,169,098 shares of Match Group common stock and 209,919,402 shares of Match Group Class B common stock outstanding on April 15, 2020, IAC beneficially owns equity securities of Match Group representing approximately 97.4% of the total voting power of Match Group capital stock. IAC has filed a Statement of Beneficial Ownership on Schedule 13D, as amended, relating to its Match Group holdings with the SEC. On this basis, Match Group is relying on the exemption for Controlled Companies from certain Nasdaq corporate governance requirements, specifically, those that would otherwise require that:
•a majority of Match Group’s Board of Directors consist of “independent” directors, as such term is defined in the Marketplace Rules; and
•Match Group have a nominating/governance committee comprised entirely of “independent” directors with a written charter addressing such committee’s purpose and responsibilities.
Item 14. Principal Accounting Fees and Services
Fees Paid to Our Independent Registered Public Accounting Firm
The following table sets forth fees for all professional services rendered by Ernst & Young LLP to Match Group for the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$3,060,000(1)	$2,920,000(2)
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	$3,060,000	$2,920,000
Tax Fees(3)	$2,400	$2,400
Total Fees	$3,062,400	$2,922,400
______________________
(1)Audit Fees in 2019 include: (i) fees associated with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) statutory audits (audits performed for certain Match Group businesses in various jurisdictions abroad, which audits are required by local law), and (iii) accounting consultations.
(2)Audit Fees in 2018 include: (i) fees associated with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) statutory audits (audits performed for certain Match Group businesses in various jurisdictions abroad, which audits are required by local law), (iii) fees for services performed in connection with the private unregistered offering of Match Group’s 5.625% Senior Notes due 2029, as well as the review and issuance of the related comfort letter and other services related to the offering, and (iv) accounting consultations.
(3)Tax Fees in 2019 and 2018 primarily include fees paid for tax compliance services.

Audit and Non-Audit Services Pre-Approval Policy
The Audit Committee has a policy governing the pre-approval of all audit and permitted non-audit services performed by Match Group’s independent registered public accounting firm in order to ensure that the provision of these services does not impair such firm’s independence from Match Group and its management. Unless a type of service to be provided by Match Group’s independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved cost levels also require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee considers whether such services are consistent with SEC rules regarding auditor independence.
All Tax services require specific pre-approval by the Audit Committee. In addition, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved cost levels) and has classified these pre-approved services into one of three categories: Audit, Audit-Related and All Other (excluding Tax). The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee revises the list of pre-approved services from time to time. Pre-approved fee levels for all services to be provided by Match Group’s independent registered public accounting firm are established periodically from time to time by the Audit Committee.
Pursuant to the pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairman. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith(as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	8-K	000-20570	2.1	7/17/2015
2.2*	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, Match Group, Inc., IAC Holdings, Inc. and Valentine Merger Sub LLC.	8-K	001-37636	2.1	12/23/2019
3.1	Amended and Restated Certificate of Incorporation of Match Group, Inc.	8-K	001-37636	3.1	11/24/2015
3.2	Amended and Restated By-laws of Match Group, Inc.	8-K	001-37636	3.1	12/7/2017
4.1	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	6/2/2016
4.2	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	4.1	11/24/2015
4.3	Indenture, dated December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	8-K	001-37636	4.1	12/4/2017
4.4	Indenture, dated as of February 15, 2019, between Match Group, Inc. and Computershare Trust Company, N.A. as trustee.	8-K	001-37636	4.1	2/15/2019
4.5	Description of Securities	10-K	001-37636	4.5	2/27/2020
10.1	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.1	11/24/2015
10.2	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.2	11/24/2015
10.3	Amendment No. 1 to the Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	10-Q	001-37636	10.1	5/10/2016
10.4	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.3	11/24/2015
10.5	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	8-K	001-37636	10.4	11/24/2015
10.6	Contribution Agreement, dated as of December 19, 2019, by and among TMC Realty, L.L.C., 8831-8833 Sunset, LLC and Match Group, Inc.	8-K	001-37636	10.1	12/23/2019
10.7	Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.5	11/24/2015
10.8	First Amendment to the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	8/4/2017
10.9	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.7	2/28/2017
10.10	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2015 Stock and Annual Incentive Plan.(1)	10-K	001-37636	10.8	2/28/2017
10.11	Match Group, Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)	8-K	001-37636	10.1	6/21/2018
10.12	Form of Terms and Conditions for Stock Options granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.1	11/9/2017

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith(as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.13	Form of Terms and Conditions for Restricted Stock Units granted under the Match Group, Inc. 2017 Stock and Annual Incentive Plan.(1)	10-Q	001-37636	10.2	11/9/2017
10.14	Summary of Non-Employee Director Compensation Arrangements.(1)	10-K	001-37636	10.9	3/28/2016
10.15	Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	001-37636	10.11	3/28/2016
10.16	Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	12/8/2016
10.17	Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	001-37636	10.1	8/17/2017
10.18	Amendment No. 5 dated as of December 7, 2018 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, and as further amended as of August 14, 2017, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	12/13/2018
10.19	Employment Agreement between Amanda W. Ginsberg and Match Group, Inc. dated as of July 20, 2018.(1)	8-K	001-37636	10.1	7/26/2018
10.20	Employment Agreement between Gary Swidler and Match Group, Inc. dated as of August 8, 2018.(1)	8-K	001-37636	10.1	8/14/2018
10.21	Employment Agreement between Jared Sine and Match Group, Inc. dated as of August 8, 2018.(1)	8-K	001-37636	10.2	8/14/2018
10.22	Employment Agreement between Sharmistha Dubey and Match Group, Inc. dated as of August 8, 2018.(1)	10-Q	001-37636	10.5	11/9/2018
21.1	Subsidiaries of the Registrant as of December 31, 2019.	10-K	001-37636	21.1	2/27/2020
23.1	Consent of Ernst & Young LLP.	10-K	001-37636	23.1	2/27/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37636	31.1	2/27/2020
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37636	31.2	2/27/2020
31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith(as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37636	32.1	2/27/2020
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37636	32.2	2/27/2020
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Incline XBRL and contained in Exhibit 101)
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

April 29, 2020	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating and Chief Financial Officer