Form 10-Q
period 2020-03-31
Match Group, Inc.
filed 2020-05-08
CIK 1575189

As filed with the Securities and Exchange Commission on May 8, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 1, 2020, the following shares of the registrant’s common stock were outstanding:

Common Stock	74,223,779
Class B Common Stock	209,919,402
Class C Common Stock	—
Total outstanding Common Stock	284,143,181

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31, 2020	December 31, 2019

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$791,321	$465,676
Accounts receivable, net of allowance of $595 and $578, respectively	168,273	116,459
Other current assets	95,824	94,200
Total current assets	1,055,418	676,335
Property and equipment, net of accumulated depreciation and amortization of $146,365 and $122,561, respectively	102,084	65,940
Goodwill	1,227,477	1,239,584
Intangible assets, net of accumulated amortization of $13,766 and $13,744, respectively	219,371	228,324
Deferred income taxes	184,172	140,726
Other non-current assets	56,010	72,803
TOTAL ASSETS	$2,844,532	$2,423,712
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$11,385	$20,191
Deferred revenue	218,057	218,843
Accrued expenses and other current liabilities	168,751	178,578
Total current liabilities	398,193	417,612
Long-term debt, net	2,097,954	1,603,483
Income taxes payable	11,376	12,597
Deferred income taxes	16,403	18,285
Other long-term liabilities	24,228	51,068
Redeemable noncontrolling interests	279	709
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock; $0.001 par value; authorized 1,500,000,000 shares; 81,489,853 and 76,980,538 shares issued; and 74,082,524 and 70,838,209 shares outstanding at March 31, 2020 and December 31, 2019, respectively	81	77
Class B convertible common stock; $0.001 par value; authorized 1,500,000,000 shares; 209,919,402 shares issued and outstanding	210	210
Class C common stock; $0.001 par value; authorized 1,500,000,000; no shares issued and outstanding	—	—
Preferred stock; $0.001 par value; authorized 500,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	(182,029)	(171,765)
Retained earnings	1,076,047	988,509
Accumulated other comprehensive loss	(166,897)	(147,438)
Treasury stock; 7,407,329 and 6,142,329 shares, respectively	(431,495)	(349,808)
Total Match Group, Inc. shareholders’ equity	295,917	319,785
Noncontrolling interests	182	173
Total shareholders’ equity	296,099	319,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,844,532	$2,423,712
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Revenue	$544,642	$464,625
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	143,894	120,224
Selling and marketing expense	124,490	118,663
General and administrative expense	82,158	54,394
Product development expense	43,770	44,274
Depreciation	9,246	7,831
Amortization of intangibles	6,403	411
Total operating costs and expenses	409,961	345,797
Operating income	134,681	118,828
Interest expense	(25,116)	(22,086)
Other income (expense), net	3,854	(1,488)
Earnings before income taxes	113,419	95,254
Income tax benefit	46,546	27,780
Net earnings	159,965	123,034
Net loss attributable to noncontrolling interests	417	—
Net earnings attributable to Match Group, Inc. shareholders	$160,382	$123,034

Net earnings per share attributable to Match Group, Inc. shareholders:
Basic	$0.57	$0.44
Diluted	$0.55	$0.42

Stock-based compensation expense by function:
Cost of revenue	$1,167	$1,265
Selling and marketing expense	1,147	1,396
General and administrative expense	10,881	9,771
Product development expense	7,977	15,565
Total stock-based compensation expense	$21,172	$27,997
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net earnings	$159,965	$123,034
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(19,463)	(782)
Total other comprehensive loss	(19,463)	(782)
Comprehensive income	140,502	122,252
Comprehensive loss attributable to noncontrolling interests	421	—
Comprehensive income attributable to Match Group, Inc. shareholders	$140,923	$122,252
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)
Three Months Ended March 31, 2020 and 2019

		Match Group Shareholders’ Equity
		Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value
	Redeemable Noncontrolling Interests	$	Shares	$	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Match Group Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

		(In thousands)
Balance as of December 31, 2019	$709	$77	76,981	$210	209,919	$(171,765)	$988,509	$(147,438)	$(349,808)	$319,785	$173	$319,958
Net (loss) earnings for the three months ended March 31, 2020	(429)	—	—	—	—	—	160,382	—	—	160,382	12	160,394
Other comprehensive loss, net of tax	(1)	—	—	—	—	—	—	(19,459)	—	(19,459)	(3)	(19,462)
Stock-based compensation expense	—	—	—	—	—	22,375	—	—	—	22,375	—	22,375
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,685	—	—	(133,776)	—	—	—	(133,774)	—	(133,774)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	1	446	—	—	(11,488)	—	—	—	(11,487)	—	(11,487)
Issuance of common stock to IAC in exchange for the contribution of buildings	—	1	1,378	—	—	107,815	—	—	—	107,816	—	107,816
Deemed dividend related to contribution of buildings	—	—	—	—	—	—	(72,844)	—	—	(72,844)	—	(72,844)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(81,687)	(81,687)	—	(81,687)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842
Other	—	—	—	—	—	(32)	—	—	—	(32)	—	(32)
Balance as of March 31, 2020	$279	$81	81,490	$210	209,919	$(182,029)	$1,076,047	$(166,897)	$(431,495)	$295,917	$182	$296,099

Balance as of December 31, 2018	$—	$72	71,513	$210	209,919	$(57,575)	$453,778	$(137,166)	$(133,455)	$125,864	$—	$125,864
Net earnings for the three months ended March 31, 2019	—	—	—	—	—	—	123,034	—	—	123,034	—	123,034
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(782)	—	(782)	—	(782)
Stock-based compensation expense	—	—	—	—	—	27,997	—	—	—	27,997	—	27,997
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	3,032	—	—	(106,532)	—	—	—	(106,529)	—	(106,529)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	223	—	—	(41)	—	—	—	(41)	—	(41)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(25,306)	(25,306)	—	(25,306)
Balance as of March 31, 2019	$—	$75	74,768	$210	209,919	$(136,151)	$576,812	$(137,948)	$(158,761)	$144,237	$—	$144,237
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MATCH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net earnings	$159,965	$123,034
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	21,172	27,997
Depreciation	9,246	7,831
Amortization of intangibles	6,403	411
Deferred income taxes	(44,640)	(31,463)
Other adjustments, net	(1,807)	2,555
Changes in assets and liabilities
Accounts receivable	(52,583)	(48,097)
Other assets	10,710	2,616
Accounts payable and other liabilities	(15,031)	3,422
Income taxes payable and receivable	(19,613)	(5,534)
Deferred revenue	834	9,766
Net cash provided by operating activities	74,656	92,538
Cash flows from investing activities:
Capital expenditures	(9,781)	(9,931)
Other, net	(117)	1,117
Net cash used in investing activities	(9,898)	(8,814)
Cash flows from financing activities:
Borrowings under the Credit Facility	—	40,000
Proceeds from Senior Notes offering	500,000	350,000
Principal payments on Credit Facility	—	(300,000)
Debt issuance costs	(8,977)	(5,542)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(145,357)	(106,604)
Purchase of treasury stock	(81,686)	(24,186)
Other, net	1	27
Net cash provided by (used in) financing activities	263,981	(46,305)
Total cash provided	328,739	37,419
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,098)	488
Net increase in cash, cash equivalents, and restricted cash	325,641	37,907
Cash, cash equivalents, and restricted cash at beginning of period	465,803	187,140
Cash, cash equivalents, and restricted cash at end of period	$791,444	$225,047
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
As of March 31, 2020, IAC/InterActiveCorp’s (“IAC”) economic ownership interest and voting interest in Match Group were 80.4% and 97.4%, respectively.
Separation from IAC
On December 19, 2019, Match Group and IAC entered into a transaction agreement, which was amended as of April 28, 2020 (the “Transaction Agreement”), pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through a series of transactions (the “Transactions”) that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” (referred to herein as “New Match Group”) and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc. (which we refer to as “New IAC”), which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group (other than IAC) and of IAC owning shares in New Match Group (the “Separation”). Completion of the Separation is expected to occur in the second quarter of 2020.
Under the terms of the Transaction Agreement, if the closing of the Transactions occurs, Match Group will merge with and into an indirect wholly-owned subsidiary of IAC (“New Match Group Merger Sub”), with New Match Group Merger Sub surviving the merger as an indirect wholly-owned subsidiary of New Match Group. Match Group stockholders (excluding shares owned by IAC, Match Group, or any of their respective wholly-owned subsidiaries) will receive, through the merger, in exchange for each outstanding share of Match Group common stock that they hold, one share of New Match Group common stock and, at the holder’s election, either (i) $3.00 in cash or (ii) a fraction of a share of New Match Group common stock with a value of $3.00 (calculated pursuant to the Transaction Agreement) (an “additional stock election”). In the event the holder fails to make a valid election, the holder will be treated as if such holder made an additional stock election. As a result of the merger and other transactions contemplated by the Transaction Agreement, Match Group stockholders (other than IAC) will become stockholders of New Match Group, which will hold the businesses of Match Group and the IAC financing subsidiaries and be separate from the other business of IAC.
Following the Separation, Match Group will be a wholly-owned subsidiary of New Match Group and New Match Group will continue to own certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding exchangeable notes. If the Separation is not completed, Match Group will remain a majority-owned subsidiary of IAC, and IAC may pursue other options with respect to its ownership interest in Match Group.
Under the terms of the Transaction Agreement, Match Group has agreed to make a loan (the ‘‘Intercompany Loan’’) to IAC in connection with the closing of the Transactions, in an aggregate principal amount equal to the product of (i) $3.00 and (ii) the number of shares of Match Group capital stock outstanding immediately prior to the effective time of the Separation, excluding any shares of Match Group capital stock held by a wholly-owned subsidiary of Match Group. Following receipt by IAC of the full amount of the Intercompany Loan, IAC will contribute the proceeds of the loan, less an amount equal to the product of $3.00 multiplied by the aggregate number of shares of Match capital stock in respect of which a valid cash election has been made, to New IAC as

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
part of the closing of the Transactions. Following the Separation, the Intercompany Loan will be the obligation of New Match Group payable to Match Group and may be eliminated during certain intercompany transactions between New Match Group and Match Group. In the event that the Separation is not consummated, we do not intend to make the Intercompany Loan.
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
In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated and combined statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of cash equivalents, the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of revenue reserves; the carrying value of right-of-use assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Recent Accounting Pronouncements Adopted by the Company
The Company adopted ASU No. 2019-12 effective January 1, 2020, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—REVENUE RECOGNITION
General Revenue Recognition
Revenue is recognized when control of the promised services are transferred to our customers, and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current deferred revenue balance as of December 31, 2019 was $218.8 million. During the three months ended March 31, 2020, the Company recognized $167.3 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current deferred revenue balance at March 31, 2020 is $218.1 million. At March 31, 2020 and December 31, 2019, there was no non-current portion of deferred revenue.
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
Disaggregation of Revenue
The following table presents disaggregated revenue:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Direct Revenue:
North America	$263,347	$237,773
International	271,477	216,189
Total Direct Revenue	534,824	453,962
Indirect Revenue (principally advertising revenue)	9,818	10,663
Total Revenue	$544,642	$464,625

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the outbreak of a novel coronavirus (“COVID-19”) and their employees. Based on our preliminary analysis of the CARES Act, Match Group expects to avail itself of the following:
•accelerated depreciation deductions;
•a relaxation of interest expense deduction limitation for income tax purposes; and
•a deferral of 2020 employer social security payroll taxes.
The Company continues to review and consider worldwide government programs related to the COVID-19 pandemic; however, the Company does not expect the impacts of these programs to be material.
For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $46.5 million and $27.8 million, respectively. The income tax benefits are due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
Match Group is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company tax returns and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of Match Group, resulting in reductions to the manufacturing tax deduction and research credits claimed. The IRS is expected to begin an audit of the year ended December 31, 2017 in the second quarter. The statute of limitations for the years 2010 through 2012 has been extended to November 30, 2020, and the statute of limitations for the years 2013 to 2016 has been extended to March 31, 2021. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $37.5 million and $55.5 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2020 decreased by $18.0 million due primarily to the effective settlement of certain prior year tax positions with the IRS relating to the manufacturing tax deduction and research credits. At March 31, 2020 and December 31, 2019, approximately $26.1 million and $41.5 million, respectively, was included in unrecognized tax benefits for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2020 are subsequently recognized, $34.1 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $51.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $3.5 million by March 31, 2021 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision.
NOTE 4—FINANCIAL INSTRUMENTS
Equity securities without readily determinable fair values
At both March 31, 2020 and December 31, 2019, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $5.1 million and is included in “Other non-current assets” in the accompanying consolidated balance sheet. The cumulative downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values, since the adoption of ASU 2016-01 on January 1, 2018 through March 31, 2020, were $6.1 million. For both the three months ended March 31, 2020 and 2019, there were no adjustments to the carrying value of equity securities without readily determinable fair values.
For all equity securities without readily determinable fair values as of March 31, 2020 and December 31, 2019, the Company has elected the measurement alternative. As of March 31, 2020, under the measurement alternative election, the Company did not identify any fair value adjustments using observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$410,008	$—	$410,008
Time deposits	—	30,000	30,000
Total	$410,008	$30,000	$440,008

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$150,865	$—	$150,865
Time deposits	—	30,000	30,000
Total	$150,865	$30,000	$180,865
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and right-of-use assets, are adjusted to fair value only when an impairment charge is recognized. The Company’s financial assets, comprised of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
As of December 31, 2019, the net book value of both the Match brand in the UK and the Meetic brand in Europe approximated their fair values. An impairment of $4.6 million, which is included within amortization, was recognized on these brands during the three months ended March 31, 2020, as the outbreak COVID-19 placed additional pressure on projected 2020 revenues at these brands.

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Long-term debt, net (a)	$(2,097,954)	$(2,060,536)	$(1,603,483)	$(1,696,033)
______________________
(a)At March 31, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $27.0 million and $21.5 million, respectively.
At March 31, 2020 and December 31, 2019, the fair value of long-term debt, net, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 5—LONG-TERM DEBT, NET
Long-term debt consists of:

	March 31, 2020	December 31, 2019

	(In thousands)
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027 (the “Term Loan”)	425,000	425,000
6.375% Senior Notes due June 1, 2024 (the “6.375% Senior Notes”); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the “5.00% Senior Notes”); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the “5.625% Senior Notes”); interest payable each February 15 and August 15	350,000	350,000
4.125% Senior Notes due August 1, 2030 (the “4.125% Senior Notes”); interest payable each February 1 and August 1, commencing August 1, 2020	500,000	—
Total debt	2,125,000	1,625,000
Less: Unamortized original issue discount	6,618	6,282
Less: Unamortized debt issuance costs	20,428	15,235
Total long-term debt, net	$2,097,954	$1,603,483
Senior Notes:
The 4.125% Senior Notes were issued on February 11, 2020. The proceeds from these notes were used to pay expenses associated with the offering and, in the event the Separation is consummated, will be used to fund a portion of the Intercompany Loan to IAC. If the Separation is not consummated, the proceeds will be used for general corporate purposes. At any time prior to May 1, 2025, these notes may be redeemed at a redemption price equal to the sum of the principal amount, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the 4.125% Senior Notes, together with accrued and unpaid interest to the applicable redemption date.
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

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The indentures governing the 5.00% and 6.375% Senior Notes contain covenants that would limit the Company’s ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group’s consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2020, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event the Company is not in compliance with certain financial ratios set forth therein, and (ii) incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indentures governing the 4.125% and 5.625% Senior Notes are less restrictive than the indentures governing the 6.375% and 5.00% Senior Notes and generally only limit the Company’s and its subsidiaries’ ability to, among other things, create liens on assets, and our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
The 4.125%, 5.00%, 5.625%, and 6.375% Senior Notes all rank equally in right of payment.
Term Loan and Credit Facility:
The Company entered into the Term Loan under a credit agreement (the “Credit Agreement”) on November 16, 2015. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. At both March 31, 2020 and December 31, 2019, the outstanding balance on the Term Loan was $425 million and the interest rate of the Term Loan was 3.46% and 4.44% as of those dates, respectively. Interest payments are due at least quarterly through the term of the loan. The Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Credit Agreement.
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the current leverage ratio, and at March 31, 2020 is 30 basis points. Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, in each case plus an applicable margin, based on the Company’s consolidated net leverage ratio. The terms of the Credit Facility require the Company to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0.
The Credit Facility and Term Loan contain covenants that would limit the ability of the Company to pay dividends, make distributions, or repurchase our stock in the event the Company's secured net leverage ratio exceeds 2.0 to 1.0, while the Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these debt agreements that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the Credit Facility and Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Term Loan and outstanding borrowings, if any, under

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
the Credit Facility rank equally with each other, and have priority over the 4.125%, 5.00%, 5.625%, and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Credit Agreement.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss. For the three months ended March 31, 2020 and 2019, the Company’s accumulated other comprehensive loss relates to foreign currency translation adjustments.

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Balance at January 1	$(147,438)	$(137,166)
Other comprehensive loss	(19,459)	(782)
Balance at March 31	$(166,897)	$(137,948)
At both March 31, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 7—EARNINGS PER SHARE
The following tables set forth the computation of the basic and diluted earnings per share attributable to Match Group shareholders:

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
Numerator
Net earnings	$159,965	$159,965	$123,034	$123,034
Net loss attributable to noncontrolling interests	417	417	—	—
Impact from subsidiaries’ dilutive securities	—	(148)	—	(88)
Net earnings attributable to Match Group, Inc. shareholders	$160,382	$160,234	$123,034	$122,946

Denominator
Weighted average basic shares outstanding	282,832	282,832	279,583	279,583
Dilutive securities(a)(b)	—	10,109	—	16,541
Denominator for earnings per share—weighted average shares	282,832	292,941	279,583	296,124

Earnings per share:
Earnings per share attributable to Match Group, Inc. shareholders	$0.57	$0.55	$0.44	$0.42
______________________
(a)If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity awards or vesting of restricted stock units. For the three months ended March 31, 2020 and 2019, 1.1 million and 1.0 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)Market-based awards and performance-based stock options (“PSOs”) and units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards, PSOs, and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
condition(s) has been met and (ii) the inclusion of the market-based awards, PSOs and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2020 and 2019, 0.2 million and 1.6 million shares, respectively, underlying market-based awards, PSOs, and PSUs, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents	$791,321	$465,676	$224,855	$186,947
Restricted cash included in other current assets	123	127	192	193
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$791,444	$465,803	$225,047	$187,140

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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion, which remains pending. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending.
Document discovery in the case is substantially complete; deposition discovery has begun but is currently in hiatus in light of the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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
For the three months ended March 31, 2020 and 2019, the Company incurred $1.3 million and $1.9 million, respectively, pursuant to agreements with IAC, including the services agreement. Included in these amounts for the three months ended March 31, 2020 and 2019 is $0.8 million and $1.4 million, respectively, for the leasing of

MATCH GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
office space for certain of our businesses at properties owned by IAC. At March 31, 2020, the Company had intercompany payables of $0.6 million due to IAC pursuant to the services agreement.
At March 31, 2020 and December 31, 2019, $4.8 million and $15.1 million, respectively, of both the ROU assets and the lease liabilities represented leases between the Company and IAC. The decrease from December 31, 2019 to March 31, 2020 is due to the contribution of two office buildings in Los Angeles by IAC to Match Group on January 31, 2020, which are primarily occupied and were previously leased from IAC by Tinder. In connection with the contribution, IAC entered into a lease with Match Group for office space which IAC currently occupies in one of the buildings and for the three months ended March 31, 2020, IAC paid Match Group less than $0.1 million under the lease. Match Group issued 1.4 million shares of Match Group common stock to IAC for the buildings and recorded the building and related fixed assets at the net book value held by IAC of $35.0 million, net of accumulated depreciation of $25.2 million. The excess value associated with the Match Group common stock was recorded as a deemed dividend in the amount of $72.8 million. The buildings have an average useful life of 39 years.
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
During the three months ended March 31, 2020 and 2019, 0.4 million and 0.2 million shares, respectively, of Company common stock were issued to IAC pursuant to the employee matters agreement. This includes 0.3 million and 0.2 million shares issued during the three months ended March 31, 2020 and 2019, respectively, as reimbursement for shares of IAC common stock issued in connection with the exercise of equity awards originally denominated in shares of a subsidiary of the Company and 0.1 million and less than 0.1 million shares issued during the three months ended March 31, 2020 and 2019, respectively, as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Company employees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Separation
On December 19, 2019, Match Group and IAC entered into a transaction agreement, which was amended as of April 28, 2020 (the “Transaction Agreement”), pursuant to which, following the satisfaction of certain closing conditions, including IAC and Match Group stockholder approval, the businesses of Match Group will be separated from the remaining businesses of IAC through a series of transactions that will result in two, separate public companies—(1) IAC, which will be re-named “Match Group, Inc.” (referred to herein as “New Match Group”) and which will own the businesses of Match Group and certain IAC financing subsidiaries, and (2) IAC Holdings, Inc., which will be re-named “IAC/InterActiveCorp” and which will own IAC’s other businesses—and the pre-transaction stockholders of Match Group and of IAC owning shares in New Match Group (the “Separation”).
For additional information relating to the Separation see “Note 1—The Company and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.” For additional information relating to the Separation and the related transactions and agreements, see “Part I—Item 1—Business—Relationship with IAC—Separation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, and human resources, acquisition-related contingent consideration fair value adjustments, fees for professional services (including transaction-related costs for acquisitions) and facilities costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Long-term debt:
•Credit Facility - The Company’s revolving credit facility. At December 31, 2019, $500 million was available under the Credit Facility. On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity from $500 million to $750 million, reduce interest rate margins by 0.125%, and extend its maturity from December 7, 2023 to February 13, 2025. At March 31, 2020, $750 million is available under the Credit Facility.
•Term Loan - The Company’s term loan. At December 31, 2019, the Term Loan bore interest at LIBOR plus 2.50% and the then applicable rate was 4.44%. On February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity from November 16, 2022 to February 13, 2027. As of March 31, 2020 the current rate is 3.46% and $425 million is outstanding.
•6.375% Senior Notes - The Company’s 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which were issued on June 1, 2016. At March 31, 2020, $400 million aggregate principal amount is outstanding.
•5.00% Senior Notes - The Company’s 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which were issued on December 4, 2017. At March 31, 2020, $450 million aggregate principal amount is outstanding.
•5.625% Senior Notes - The Company’s 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15, which were issued on February 15, 2019. At March 31, 2020, $350 million aggregate principal amount is outstanding.
•4.125% Senior Notes - The Company’s 4.125% Senior Notes due August 1, 2030, with interest payable each February 1 and August 1, commencing on August 1, 2020, which were issued on February 11, 2020. The proceeds were used to pay expenses associated with the offering and, in the event the Separation is consummated, will be used to provide a portion of an intercompany loan to IAC (the “Intercompany Loan”) to fund the cash consideration payable to Match Group stockholders (including IAC). If the Separation is not consummated, the proceeds will be used for general corporate purposes. At March 31, 2020, $500 million aggregate principal amount is outstanding.
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
For a more detailed description of the Company’s operating businesses, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Update on the Impacts of the Coronavirus
During the first quarter of 2020, the outbreak of a novel coronavirus (“COVID-19”) led to a global pandemic and caused numerous states and countries to issue lockdown orders closing non-essential businesses and requiring residents to remain at home. The crisis is evolving and the ultimate outcomes are still very uncertain, but there have already been severe global economic repercussions.
Impact on our users, business outlook, and financial position
In light of social distancing regulations that were put in place in numerous jurisdictions, the importance of human connections and interactions became increasingly apparent. Existing users turned to the Company’s products to help provide a means of maintaining human connections while social distancing. As a result, on a number of our platforms, we saw both the number of conversations people are having and the length of those conversations increase, particularly among users under the age of 30. As a result of social distancing measures, people have also become increasingly comfortable with video chat as a substitute for meeting in real life. We had started to roll out video capabilities at select brands within certain markets during the first quarter of 2020, and are now accelerating the rollout of live streaming video and one-to-one video chat to users at multiple brands. We believe that even after social distancing measures are relaxed, users will continue to use these one-to-one video chat features as a way singles interact online into the future.
While user engagement metrics have improved, we have also experienced a decline in new users and paying subscribers during the pandemic. This impact varies geographically depending on the level of impact of COVID-19 in the region and is also more pronounced among users over the age of 30. Overall, we do not expect to be able to generate sequential revenue growth in the second quarter of 2020. Given the evolving situation, we are unable to estimate revenue beyond the second quarter of 2020 at this time. We have also been assessing our marketing spend in light of the crisis, shifting certain spend to more appropriate mediums in the current landscape, delaying some marketing spend such as spend planned around the Olympic Games, and making other thoughtful reductions in marketing spend to help offset any declines in revenue that we may experience. As a result of these initiatives, we also expect to see a reduction in previously planned marketing expenditures during the second quarter of 2020. However, the marketing landscape continues to evolve during the crisis, with fewer advertisers and reduced rates. We intend to continue to adjust our marketing spend accordingly depending on returns on marketing spend that we see.
Financially, Match Group is well positioned with a reliable source of revenue from recurring subscriptions and a strong balance sheet. Additionally, in February 2020 we increased our borrowing capacity under the Credit Facility, from $500 million to $750 million, all of which remains available as of May 1, 2020. We remain confident in our financial position, both now and following the forthcoming Separation, which is expected to close during the second quarter of 2020.
Impact on our employees and operations
With our workforce distributed across the globe, certain of our employees have been working from home since the beginning of February, with the vast majority of our workforce working from home beginning in mid-March. Our human resources teams have adjusted to the local restrictions in place and have provided for the well-being of employees on a local basis as needs have changed throughout the pandemic. Our collaborative workplace culture, technology and familiarity with videoconferencing have enabled our global team to work as efficiently and effectively as possible in this environment. While the global situation continues to be extremely fluid and uncertainty persists, we do not currently anticipate significant issues in our ability to work in this distributed environment, nor do we expect any significant disruptions to our customer-facing applications or internal systems as a result of COVID-19 for the foreseeable future.

2020 Developments
On January 31, 2020, entities controlled by IAC completed the contribution to Match Group of two office buildings in Los Angeles, which are primarily occupied by Tinder, in exchange for 1.4 million shares of Match Group common stock.
On February 11, 2020, we completed a private offering of $500 million aggregate principal amount of the 4.125% Senior Notes. The proceeds from these notes were used to pay expenses associated with the offering and, in the event the Separation is consummated, will be used to fund a portion of the Intercompany Loan to IAC.
On February 13, 2020, the Credit Facility was amended to, among other things, increase the available borrowing capacity to $750 million, reduce interest rate margins by 0.125%, and extend its maturity to February 13, 2025. Additionally on February 13, 2020, the Term Loan was amended to reprice the outstanding balance to LIBOR plus 1.75% and extend its maturity to February 13, 2027.
Additional Information
Investors and others should note that we announce material financial and operational information to our investors using our investor relations website at https://ir.mtch.com, our newsroom website at https://newsroom.mtch.com, Securities and Exchange Commission (“SEC”) filings, press releases, and public conference calls. We use these channels as well as social media to communicate with our users and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors, the media, and others interested in our company should monitor the social media channels listed on our investor relations website in addition to following our newsroom website, SEC filings, press releases and public conference calls. Neither the information on our websites, nor the information on the website of any Match Group business, is incorporated by reference into this report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
Year-to-Date March 31, 2020 Consolidated Results
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, revenue, operating income, and Adjusted EBITDA grew 17%, 13%, and 11%, respectively, primarily due to the growth of subscriptions and, to a lesser extent, à la carte features at Tinder. Operating income and Adjusted EBITDA were impacted by higher legal costs, partially offset by lower selling and marketing expense as a percentage of revenue. Operating income further benefited from a reduction in non-cash compensation, both in total and as a percentage of revenue, primarily due to the 2019 period including the vesting of certain awards for which the market condition had been met. This benefit was partially offset by an increase in amortization due to impairments of the Match brand in the UK and the Meetic brand in Europe totaling $4.6 million as the COVID-19 pandemic placed additional pressure on projected 2020 revenues at these brands.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Revenue

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(In thousands, except ARPU)
Direct Revenue:
North America	$263,347	$25,574	11%	$237,773
International	271,477	55,288	26%	216,189
Total Direct Revenue	534,824	80,862	18%	453,962
Indirect Revenue	9,818	(845)	(8)%	10,663
Total Revenue	$544,642	$80,017	17%	$464,625

Percentage of Total Revenue:
Direct Revenue:
North America	48%			51%
International	50%			47%
Total Direct Revenue	98%			98%
Indirect Revenue	2%			2%
Total Revenue	100%			100%

Average Subscribers:
North America	4,570	209	5%	4,361
International	5,344	1,092	26%	4,252
Total	9,914	1,301	15%	8,613

(Change calculated using non-rounded numbers)
ARPU:
North America	$0.63		5%	$0.60
International	$0.55		(1)%	$0.56
Total	$0.59	$0.01	1%	$0.58
International Direct Revenue grew $55.3 million, or 26%, in 2020 versus 2019, driven by 26% growth in Average Subscribers. North America Direct Revenue grew $25.6 million, or 11%, in 2020 versus 2019, driven by 5% growth in Average Subscribers and 5% growth in ARPU.
Growth in International and North America Average Subscribers was primarily driven by Tinder and, to a lesser extent, Hinge, with Pairs also contributing to subscriber growth internationally. North America ARPU increased primarily due to increased purchases of à la carte features at Tinder. International ARPU was unfavorably impacted by the strength of the U.S. dollar relative to the Euro and certain other currencies. Excluding the impacts of foreign exchange effects, International ARPU would have increased 2%.
Indirect Revenue decreased $0.8 million primarily due to lower ad impressions.

Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Cost of revenue	$143,894	$23,670	20%	$120,224
Percentage of revenue	26%			26%
Cost of revenue increased primarily due to an increase in in-app purchase fees of $9.6 million, as revenue continues to be increasingly sourced through mobile app stores; an increase in web operations, including hosting fees, of $7.9 million; and an increase in compensation expense of $3.2 million related to increased headcount in customer care at Tinder.
Selling and marketing expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Selling and marketing expense	$124,490	$5,827	5%	$118,663
Percentage of revenue	23%			26%
Selling and marketing expense increased primarily due to increases in spending for various marketing campaigns at Tinder, Pairs, OkCupid, and Hinge, partially offset by decreases in spending at Match. Selling and marketing expense declined as a percentage of revenue as we continue to generate revenue growth from brands with relatively lower marketing expense.
General and administrative expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
General and administrative expense	$82,158	$27,764	51%	$54,394
Percentage of revenue	15%			12%
General and administrative expense increased primarily due to an increase of $10.7 million in legal fees, an increase in compensation of $9.5 million primarily related to an increase in headcount, costs associated with the Separation of $3.5 million, and an increase of $2.3 million related to non-income taxes.
Product development expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Product development expense	$43,770	$(504)	(1)%	$44,274
Percentage of revenue	8%			10%
Product development expense was relatively flat; however, stock-based compensation expense decreased $7.6 million from 2019 primarily due to the 2019 period including the vesting of certain awards for which the market condition was met. This decrease was partially offset by an increase in compensation expense, excluding stock-based compensation, primarily due to an increase in headcount at Tinder.

Depreciation

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Depreciation	$9,246	$1,415	18%	$7,831
Percentage of revenue	2%			2%
Depreciation increased primarily due to an increase in internally developed software placed in service and additional depreciation related to two office buildings contributed by IAC to Match Group.
Operating income and Adjusted EBITDA

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Operating income	$134,681	$15,853	13%	$118,828
Percentage of revenue	25%			26%

Adjusted EBITDA	$171,502	$16,435	11%	$155,067
Percentage of revenue	31%			33%
For a reconciliation of net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA, see “Principles of Financial Reporting.”
Operating income and Adjusted EBITDA increased 13% and 11%, respectively, primarily driven by revenue growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher legal costs and higher in-app purchase fees as revenue continues to be increasingly sourced through mobile app stores. Operating income was impacted by lower stock-based compensation expense, both in total and as a percentage of revenue, primarily due to 2019 including the vesting of certain awards for which the market condition had been met, partially offset by an increase in amortization due to the impairment of the Match brand in the UK and the Meetic brand, resulting in increased growth compared to Adjusted EBITDA.
At March 31, 2020, there was $172.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
Interest expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Interest expense	$25,116	$3,030	14%	$22,086
Interest expense increased primarily due the issuance of the 4.125% Senior Notes on February 11, 2020, and the current year period including a full quarter of interest expense on the 5.625% Senior Notes issued on February 15, 2019. Partially offsetting these increases were decreases due to a lower LIBOR rate on the Term Loan in the current year period and the Credit Facility being undrawn during the current year period.

Other income (expense), net

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Other income (expense), net	$3,854	$5,342	NM	$(1,488)
________________________
NM = not meaningful
Other income, net, in 2020 includes income of $3.6 million in net foreign currency gains due primarily to the strengthening of the U.S. dollar and Euro relative to the British Pound (“GBP”) and interest income of $1.9 million.
Other expense, net, in 2019 includes expenses of $1.7 million in net foreign currency exchange losses due primarily to the weakening of the Euro and U.S. dollar relative to the GBP during the three months ended March 31, 2019 and $0.6 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity instrument, partially offset by interest income of $0.6 million.
Income tax benefit

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands)
Income tax benefit	$46,546	$18,766	68%	$27,780
Effective income tax rate	NM			NM
The income tax benefits in 2020 and 2019, despite pre-tax income, are due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
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
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, as applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
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

The following table reconciles net earnings attributable to Match Group, Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net earnings attributable to Match Group, Inc. shareholders	$160,382	$123,034
Add back:
Net loss attributable to noncontrolling interests	(417)	—
Income tax benefit	(46,546)	(27,780)
Other (income) expense, net	(3,854)	1,488
Interest expense	25,116	22,086
Operating Income	134,681	118,828
Stock-based compensation expense	21,172	27,997
Depreciation	9,246	7,831
Amortization of intangibles	6,403	411
Adjusted EBITDA	$171,502	$155,067
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

The following table presents the impact of foreign exchange on total revenue, ARPU, and International ARPU for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, respectively:

	Three Months Ended March 31,
	2020	$ Change	% Change	2019

	(Dollars in thousands, except ARPU)
Revenue, as reported	$544,642	$80,017	17%	$464,625
Foreign exchange effects	8,374
Revenue excluding foreign exchange effects	$553,016	$88,391	19%	$464,625

(Percentage change calculated using non-rounded numbers)
ARPU, as reported	$0.59		1%	$0.58
Foreign exchange effects	—
ARPU, excluding foreign exchange effects	$0.59		3%	$0.58

International ARPU, as reported	$0.55		(1)%	$0.56
Foreign exchange effects	0.02
International ARPU, excluding foreign exchange effects	$0.57		2%	$0.56

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2020	December 31, 2019

	(In thousands)
Cash and cash equivalents:
United States	$695,552	$322,267
All other countries	95,769	143,409
Total cash and cash equivalents	$791,321	$465,676

Long-term debt:
Credit Facility due February 13, 2025	$—	$—
Term Loan due February 13, 2027	425,000	425,000
6.375% Senior Notes	400,000	400,000
5.00% Senior Notes	450,000	450,000
5.625% Senior Notes	350,000	350,000
4.125% Senior Notes	500,000	—
Total long-term debt	2,125,000	1,625,000
Less: Unamortized original issue discount	6,618	6,282
Less: Unamortized debt issuance costs	20,428	15,235
Total long-term debt, net	$2,097,954	$1,603,483
Long-term Debt
For a detailed description of long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$74,656	$92,538
Net cash used in investing activities	(9,898)	(8,814)
Net cash provided by (used in) financing activities	263,981	(46,305)
2020
Net cash provided by operating activities in 2020 includes adjustments to earnings of $21.2 million of stock-based compensation expense, $9.2 million of depreciation, and $6.4 million for amortization of intangibles. Partially offsetting these adjustments was deferred income tax of $44.6 million primarily related to the net operating loss created by settlement of stock-based awards. The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable of $52.6 million primarily related to the timing of cash receipts, including cash received in the fourth quarter of 2019 rather than in the first quarter of 2020; a decrease from income taxes payable and receivable of $19.6 million due primarily to tax payments in excess of tax accruals in foreign jurisdictions and the effect of audit settlements; and a decrease in accounts payable and other liabilities of $15.0 million due mainly to the timing of payments, including interest payments. These changes were partially offset by an increase from other assets of $10.7 million primarily due to amortization of prepaid hosting services.

Net cash used in investing activities in 2020 consists primarily of capital expenditures of $9.8 million that are primarily related to internal development of software and computer hardware to support our products and services.
Net cash provided by financing activities in 2020 is primarily due to proceeds of $500.0 million from the issuance of the 4.125% Senior Notes, partially offset by payments of $145.4 million for withholding taxes paid on behalf of employees for net settled equity awards and purchases of treasury stock of $81.7 million.
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
Net cash used in financing activities in 2018 is primarily due to cash payments of $300.0 million for the repayment of borrowings under the Credit Facility, $106.6 million for withholding taxes paid on behalf of employees for net settled equity awards, and purchases of treasury stock of $24.2 million. Partially offsetting these payments were proceeds of $350.0 million from the issuance of the 5.625% Senior Notes and proceeds of $40.0 million from borrowings under the Credit Facility.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. At March 31, 2020, $750 million was available under the Credit Facility that expires on February 13, 2025.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2020 capital expenditures will be between approximately $55 million and $60 million, an increase compared to 2019 capital expenditures, primarily related to building improvements as Tinder expands office space and additional capitalized software cost.
The severity of the impact of COVID-19 on the Company will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, and the extent and severity of the impact on the health of the Company’s management and employees, Subscriber and consumer behaviors, demand for our products and services, and the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of COVID-19 on the Company’s liquidity, however, the Company believes its expected positive cash flows generated from operations together with its existing cash and cash equivalents and available borrowing capacity under the Credit Facility will be sufficient to fund its normal operating requirements, capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net settled stock-based awards, investing, and other commitments for the foreseeable future. The Company’s liquidity could be negatively affected by a decrease in demand for our products and services, including due to COVID-19.
In May 2017, the Board of Directors of the Company authorized Match Group to repurchase up to 6 million shares of its common stock. In August 2019, the Board authorized an increase of 10 million shares in the share repurchase program, for a total authorization of 16 million shares. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended, or discontinued from time to time without prior notice.

During the three months ended March 31, 2020, we repurchased 1.3 million shares for $81.7 million on a trade date basis. A total of 8.6 million shares remain available for repurchase under the repurchase program. Under the Company’s existing tax sharing agreement with IAC, we are restricted from taking any action that could cause IAC to cease to have “control” of the Company within the meaning of Section 386(c) of the Internal Revenue Code of 1986, as amended, or result in the loss of IAC’s tax consolidation with the Company for U.S. federal income tax purposes; we may repurchase shares of our common stock in order to ensure continued compliance with this requirement. In addition, pursuant to the Transaction Agreement, we agreed to repurchase sufficient shares to maintain IAC’s ownership in the Company above 80% plus 500,000 shares at all times prior to the consummation of the Separation.
The Company currently settles substantially all equity awards on a net basis. Assuming all equity awards outstanding on May 1, 2020 were net settled, we would issue 5.7 million common shares (of which 1.5 million are related to vested shares and 4.2 million are related to unvested shares) and, assuming at 50% withholding rate, would remit $422.6 million in cash for withholding taxes (of which $112.2 million is related to vested shares and $310.4 million is related to unvested shares). If we decided to issue a sufficient number of shares to cover the $422.6 million employee withholding tax obligation, 5.7 million additional shares would be issued by the Company.
At March 31, 2020, all of the Company’s international cash can be repatriated without significant tax consequences.
Our indebtedness, as well as any disruptions in the financial markets caused by COVID-19 or otherwise, could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to pursue acquisitions or invest in other areas, such as developing properties and exploiting business opportunities. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all. As of March 31, 2020, IAC owns 80.4% of our outstanding shares of capital stock and has 97.4% of the combined voting power of our outstanding capital stock. As a result of IAC’s ability to control the election and removal of our Board of Directors, IAC effectively has the ability to control our financing activities, including the issuance of additional debt and equity securities, the incurrence of other indebtedness, or distributions to shareholders. While the Company believes we will have the ability to access debt and equity markets if needed, such transactions may require the concurrence of IAC.
Following the Separation, if consummated, Match Group will be a wholly owned subsidiary of New Match Group and New Match Group will continue to hold interests in certain IAC financing subsidiaries that are the issuers of approximately $1.7 billion aggregate principal amount of currently outstanding exchangeable notes. If the Separation is not completed, Match Group will remain a majority-owned subsidiary of IAC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total

	(In thousands)
Long-term debt(b)	$101,841	$204,207	$591,495	$2,012,270	$2,909,813
Operating leases(c)	13,922	16,080	4,804	4,679	39,485
Purchase obligation(d)	43,873	40,000	—	—	83,873
Total contractual obligations	$159,636	$260,287	$596,299	$2,016,949	$3,033,171
_______________________________________________________________________________
(a)The Company has excluded $34.1 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
(b)Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at March 31, 2020 consists of the 6.375%, 5.00%, 5.625%, and 4.125% Senior Notes of $400 million, $450 million, $350 million, and $500 million, respectively, which bear interest at fixed rates, and the Term Loan balance of $425 million, which bears interest at a variable rate. The Term Loan bears interest at LIBOR plus 1.75%, or 3.46%, at March 31, 2020. The amount of interest ultimately paid on the Term Loan may differ based on changes in interest rates and outstanding balances. For additional information on long-term debt, see “Note 5—Long-term Debt, net” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
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
We also had $0.1 million of letters of credit and surety bonds outstanding as of March 31, 2020 that could potentially require performance by the Company in the event of demands by third parties or contingent events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At March 31, 2020, the Company’s outstanding long-term debt was $2.1 billion, of which $1.7 billion of Senior Notes bear interest at fixed rates. If market rates decline, the Company runs the risk that the required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $106.6 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Term Loan bears interest at a variable rate, which is LIBOR plus 1.75%. As of March 31, 2020, the rate in effect was 3.46%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense and payments on the Term Loan would increase or decrease, respectively, by $4.3 million based upon the outstanding balance at March 31, 2020.
On February 13, 2020, the Credit Facility and the Term Loan were amended, among other things, to provide for a benchmark replacement should the LIBOR rate not be available in the future. The rate used would be agreed to between the administrative agent and Match Group and may be based upon a secured overnight financing rate at the Federal Reserve Bank of New York. Additional information about the benchmark replacement can be found in the latest amendment of the Credit Agreement.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and GBP.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. For the three months ended March 31, 2020, the impact on revenue for all foreign currencies was unfavorable by $8.4 million compared to the comparable prior year period due to the Euro and certain other currencies. For a reconciliation of Revenue excluding foreign exchange effects, see “Principles of Financial Reporting.”
Foreign currency exchange gains included in the Company’s earnings for the three months ended March 31, 2020 were $3.6 million. Foreign currency exchange losses for the three months ended March 31, 2019 were $1.7 million. Historically foreign currency exchange gains and losses have not been material to the Company and the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations.
Document discovery in the case is substantially complete; deposition discovery has begun but is currently in hiatus in light of the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. We believe that the allegations against Match Group and IAC in this lawsuit are without merit and will continue to defend vigorously against it.
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

On September 26, 2019, the Company received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint. The Company has cooperated with the DOJ in responding to its subpoena. On April 22, 2020, the court stayed the case pending a ruling on the motion to dismiss.
Match Group believes that the FTC’s claims regarding Match.com’s practices, policies, and procedures are without merit and will defend vigorously against them.
Securities Class Action Lawsuit Against Match Group
On October 3, 2019, a Match Group shareholder filed a securities class action lawsuit in federal court in Texas against Match Group, Inc., its CEO, and its CFO, on behalf of a class of acquirers of Match Group securities between August 6, 2019 and September 25, 2019. See Phillip R. Crutchfield v. Match Group, Inc., Amanda W. Ginsberg, and Gary Swidler, No. 3:19-cv-02356-C (Northern District of Texas, Dallas Division). Invoking the allegations in the FTC lawsuit described above, the complaint alleges (i) that Defendants failed to disclose to investors that the Company induced customers to buy and upgrade subscriptions using misleading advertisements, that the Company made it difficult for customers to cancel their subscriptions, and that, as a result, the Company was likely to be subject to regulatory scrutiny; (ii) that the Company lacked adequate disclosure controls and procedures; and (iii) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects, were materially misleading and/or lacked a reasonable basis. On January 6, 2020, the court approved a stipulation appointing two lead plaintiffs as well as co-lead counsel. On April 14, 2020, Plaintiffs filed their amended complaint. Match Group’s answer is due on August 26, 2020. Match Group believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
Derivative Complaint against Match Group
On February 28, 2020, a Match Group Shareholder filed a shareholder derivative complaint in federal court in Delaware against Match Group and its board of directors seeking to recover unspecified monetary damages on behalf of the Company, as well seeking to require the Company to implement and maintain unspecified internal controls and corporate governance practices and procedures. See Michael Rubin et al. v. Match Group, Inc. et al., Case No. 1:20-cv-00299 (District of Delaware). Invoking the allegations of the FTC lawsuit and Crutchfield securities class action lawsuit described above, the complaint alleges that the defendants caused or failed to prevent the alleged issues giving rise to the FTC complaint, received or approved compensation tied to the alleged wrongful conduct and sold Match Group stock with inside knowledge of the purported conduct. The parties filed a proposed stipulation and order staying the case until the motion to dismiss is decided in the Crutchfield litigation. The court granted the stay on April 9, 2020.
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
Irish Data Protection Commission Inquiry Regarding Tinder’s Practices
On February 3, 2020, we received a letter from the Irish Data Protection Commission (the “DPC”) notifying us that the DPC has commenced an inquiry examining Tinder’s compliance with the EU’s General Data Protection Regulation, focusing on Tinder’s processes for handling access and deletion requests and Tinder’s user data retention policies. We are fully cooperating with the DPC in connection with this inquiry.
Item 1A. Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts are “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “plans,” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Match Group’s future financial performance, Match Group’s business prospects and strategy, anticipated trends, the completion of the separation of Match Group from IAC/InterActiveCorp (“IAC”), and other similar matters. These forward-looking statements are based on Match Group management’s current expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: competition, our ability to maintain user rates on our higher monetizing dating products, our ability to attract users to our dating products through cost-effective marketing and related efforts, foreign currency exchange rate fluctuations, our ability to distribute our dating products through third parties and offset related fees, the integrity and scalability of our systems and infrastructure (and those of third parties) and our ability to adapt ours to changes in a timely and cost-effective manner, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, risks relating to certain of our international operations and acquisitions, certain risks relating to our relationship with IAC, the impact of the outbreak of COVID-19 coronavirus, and the risks inherent in separating Match Group from IAC, including uncertainties related to, among other things, the costs and expected benefits of the proposed transaction, the calculation of, and factors that may impact the calculation of, the exchange ratio at which shares of IAC capital stock will be converted into the right to receive new shares of the post-separation Match Group in connection with the transaction, the expected timing of the transaction or whether it will be completed, whether the conditions to the transaction can be satisfied, the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction agreement (including the failure to receive any required approvals from the stockholders of IAC and Match Group or any required regulatory approvals), any litigation arising out of or relating to the proposed transaction, the expected tax treatment of the transaction, and the impact of the transaction on the businesses of IAC and Match Group.
Certain of these and other risks and uncertainties are discussed in Match Group’s filings with the Securities and Exchange Commission, including in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019. Other unknown or unpredictable factors that could also adversely affect Match Group’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Match Group management as of the date of this quarterly report. Match Group does not undertake to update these forward-looking statements.
We are including the following risk factor, which supplements the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and should be read in conjunction with our description of the risk factors described in Part I “Item 1A. Risk Factors” of our annual report on Form 10-K:
Our business and results of operations have been and may continue to be adversely affected by the recent COVID-19 outbreak or other similar outbreaks.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent outbreak of the Coronavirus Disease 2019 (COVID-19), which has been declared a “pandemic” by the World Health Organization. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. As these restrictions continued, beginning in March 2020, we have seen declines in numbers of new users and users’ propensity to pay, particularly among users over the age of 30 and in locations more heavily impacted by the COVID-19 outbreak. Ongoing social distancing measures, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.
A public health epidemic, including COVID-19, poses the risk that Match Group or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and wellbeing of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, certain of our customer support vendors have been impacted by government mandated shutdowns and, while we are working with these vendors to implement business continuity plans, the capability of the affected brands to respond timely and effectively to user inquiries and requests will be negatively impacted until, and potentially even after, such plans are fully implemented. In addition, in response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations.
A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 outbreak has adversely impacted U.S. equity markets, including the trading price of our common stock. The COVID-19 outbreak has also caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.
We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak; however, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies, including in Asia. The timing and success of our international expansion, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.
While it is premature to accurately predict the ultimate impact of the COVID-19 outbreak, our results for the year ending December 31, 2020 are expected to be adversely impacted with potential continuing, adverse impacts thereafter.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 outbreak could increase the magnitude of many of the other risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2019, and have other adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially and adversely affect our business, financial condition, and results of operations.
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
On January 31, 2020 and February 29, 2020, 90,890 and 90,871 shares of Company Common Stock, respectively, were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise of IAC stock options held by Match Group employees.
On January 31, 2020; February 29, 2020; and March 31, 2020, 54,035; 204,796; and 5,603 shares of Company Common Stock, respectively, were issued to IAC as reimbursement for shares of IAC Common Stock issued in connection with the exercise and settlement of equity awards formerly denominated in shares of a subsidiary of the Company pursuant to the Employee Matters Agreement.
On January 31, 2020, 1,378,371 shares of Company Common Stock were issued to IAC pursuant to the terms of a contribution agreement, dated as of December 19, 2019, for two office buildings in Los Angeles, which are primarily occupied by Tinder.
The issuances of Company Common Stock described above did not involve any underwriters or public offerings and the Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of such act.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2020	—	$—	—	9,857,671
February 2020	672,000	$68.37	672,000	9,185,671
March 2020	593,000	$60.28	593,000	8,592,671
Total	1,265,000	$64.57	1,265,000	8,592,671
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

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Indenture, dated as of February 11, 2020, between Match Group, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-37636	4.1	2/11/2020
10.1	Advisory Agreement between Amanda W. Ginsberg and Match Group, Inc. dated January 29, 2020.	8-K	001-37636	10.1	1/31/2020
10.2	Amendment No. 6 dated as of February 13, 2020 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, as further amended as of August 14, 2017 and as further amended December 17, 2018, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.	8-K	001-37636	10.1	2/20/2020
10.3	Employment Agreement between Sharmistha Dubey and Match Group, Inc., dated February 13, 2020.	8-K/A	001-37636	10.1	2/20/2020
10.4	Employment Agreement Amendment between Gary Swidler and Match Group, Inc., dated February 13, 2020.	8-K/A	001-37636	10.2	2/20/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					‡
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2020	MATCH GROUP, INC.
	By:	/s/ GARY SWIDLER
Gary Swidler
Chief Operating Officer and Chief Financial Officer

Signature	Title	Date

/s/ GARY SWIDLER	Chief Operating Officer and Chief Financial Officer	May 8, 2020
Gary Swidler